Form 10-Q
period 2018-07-31
AG ACQUISITION GROUP II, INC.
filed 2018-09-14
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

As of September 14, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

4

AG Acquisition Group II, Inc.

Condensed Balance Sheets

(unaudited)

	As of	As of
	July 31, 2018	October 31, 2017
ASSETS
CURRENT ASSETS:
Cash	$1,024	$4,000

Total current assets	1,024	4,000

Total Assets	$1,024	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$387
Advances from related parties	9,000	-

Total Liabilities	9,000	387

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid in capital	3,000	3,000
Accumulated deficiency	(11,976)	(387)

Total Stockholders’ Equity (Deficiency)	(7,976)	3,613

Total Liabilities and Stockholders’ Equity (Deficiency)	$1,024	$4,000

See accompanying notes to the condensed financial statements.

AG Acquisition Group II, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended July 31, 2018	Nine months ended July 31, 2018

Revenue	$-	$-

Costs and Expenses:
General and administrative	6,046	11,589

Loss from Operations Before Income Taxes	(6,046)	(11,589)

Income Tax Provision	-	-

Net Loss	$(6,046)	$(11,589)

Basic and diluted per share amounts:
Basic and diluted net loss per share	$-	$-

Basic and Diluted Weighted Average Shares Outstanding	10,000,000	10,000,000

See accompanying notes to the condensed financial statements.

AG Acquisition Group II, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended July 31, 2018

(Unaudited)

Cash flows from operating activities:
Net Loss	$(11,589)
Adjustments to reconcile net loss to cash used in operations
Decrease in accounts payable	(387)
Net Cash Used in Operating Activities	(11,976)

Financing Activities
Advances from related parties	9,000
Net Cash Provided by Financing Activities	9,000

Net Decrease in Cash	(2,976)

Cash-Beginning of Period	4,000

Cash-End of Period	$1,024

Supplemental Cash Information:
Interest paid in cash	$-
Taxes paid in cash	$-

See accompanying notes to the condensed financial statements.

AG ACQUISITION GROUP II, INC.

Notes to Condensed Financial Statements

Quarter Ended July 31, 2018

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) regulations of the United States Securities and Exchange Commission. The condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These condensed unaudited financial statements should be read in conjunction with a reading of the Company’s financial statements and notes thereto included in Form 10 filed with the SEC on February 20, 2018. Interim results of operations for the three months ended July 31, 2018, are not necessarily indicative of future results for the full year. The Company has not earned any revenue from operations since inception.

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

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 2018, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the three and nine months ended July 31, 2018, there were no outstanding dilutive securities.

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

NOTE 3 – STOCKHOLDER’S EQUITY

Effective October 17, 2017, the Company issued a total of Ten Million (10,000,000) shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0004 per share for a total of Four Thousand Dollars ($4,000). The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of July 31, 2018, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

NOTE 4 – GOING CONCERN

The Company has yet to generate any revenue since inception to date and has sustained net losses totaling $11,589 since inception. The Company had working capital of $1,024 and an accumulated deficiency of $11,976 as of July 31, 2018. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing from its stockholders or other sources, as may be required.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

As of July 31, 2018, entities owned and controlled by the Company’s sole officers and directors have provided the Company with its only cash for operations.

That is, entities, owned and controlled by the Company’s sole officers and directors purchased a total of 10,000,000 shares of common stock for a total of $4,000.

Further, during the quarter ended July 31, 2018, entities owned and controlled by the Company’s sole officers and directors have loaned the Company funds totaling $9,000. The advances are not interest bearing and due on demand.

The Company uses the office address of an officer and director, without charge. The same officer has also provided legal services to the Company as of October 17, 2017, and continues to do so as of July 31, 2018 to the present, without charge.

NOTE 6 – SUBSEQUENT EVENTS

None.

F-6

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

Our current activities are related to seeking new business opportunities. We will use our limited personnel and financial resources in connection with such activities. It may be expected that pursuing a new business opportunity will involve the issuance of restricted shares of common stock. At July 31, 2018, we had $1,024 of cash assets and $9,000 of current liabilities. We have not generated revenues since inception.

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

5

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

6

RECENT DEVELOPMENTS

On May 8, 2018, all of the members of the Company’s board of directors and 100% of the Company’s shareholders approved the adoption and filing of the Company’s Amended and Restated Certificate of Incorporation which removed Section 21 which included a forum selection clause therefrom, which was inadvertently and erroneously included in the Company’s Certificate of Incorporation. The Company’s Amended and Restated Certificate of Incorporation was filed with the Delaware Secretary of State on May 9, 2018. A copy of the Company’s Amended and Restated Certificate of Incorporation was filed as Exhibit 3.3 to the Company’s Form 10-12GA filed with the SEC on May 17, 2018.

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

CONTINUING OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES

We have no known demands or commitments and are not aware of any events or uncertainties as of September 14, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity. We had no material commitments for capital expenditures as of the year ended October 31, 2017 or as of the quarter ended July 31, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the fiscal quarter ended July 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Not applicable.

(b) During the quarter ended July 31, 2018, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

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

AG Acquisition Group II, Inc.

By:	/s/ Laura Anthony
Name:	Laura Anthony
Title:	Chief Financial Officer (principal financial officer and principal accounting officer)
Date:	September 14, 2018

9