Form 10-K
period 2018-10-31
Blue Star Foods Corp.
filed 2018-12-31
CIK 1730773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-55903

BLUE STAR FOODS CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-4270040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 NW 109th Avenue Miami, Florida	33172
(Address of principal executive offices)	(Zip Code)

(305) 836-6858

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-Accelerated Filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 31, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these 10,000,000 shares, none were held by non-affiliates of the registrant. Therefore, the aggregate market value of securities held by non-affiliates as of May 31, 2018 was $0.00.

As of December 27, 2018, there were 16,015,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANATORY NOTE

On November 8, 2018, Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation (the “Company”), filed a Current Report on Form 8-K (the “Form 8-K”) with the Securities and Exchange Commission (the “SEC”) to report, among other things, the Company’s consummation of a merger (the “Merger”), pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among the Company, Blue Star Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Acquisition Sub”), John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held Florida corporation (“Blue Star”), and John Keeler, Blue Star’s sole stockholder. As a result of the Merger, effective as of November 8, 2018, Acquisition Sub merged with and into Blue Star, and Blue Star became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name to “Blue Star Foods Corp.” and succeeded to the business of Blue Star as its sole line of business.

At the effective time of the Merger, the Company also changed from a fiscal year ending October 31 to a fiscal year ending on December 31 of each year, which is the fiscal year of Blue Star. This financial statements, and related notes, in this Annual Report on Form 10-K for the fiscal year ended October 31, 2018, relate to the old fiscal year end and the Company’s business and operations prior to the Merger. Simultaneously with the filing of this Form 10-K, the Company is filing an amendment to the Form 8-K in order to include condensed consolidated financial statements, and related notes, for Blue Star, related to the third fiscal quarter, ended September 30, 2018, of the Company’s new fiscal year end.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to make acquisitions and integrate acquired businesses into our company;

●	Our ability to attract and retain management with experience in the business of importing, packaging and selling of seafood;

●	Our ability to negotiate, finalize and maintain economically feasible agreements with suppliers and customers;

●	The availability of crab meat and other premium seafood products we sell;

●	The intensity of competition; and

●	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas.

These risks and others described under the section “Risk Factors” below are not exhaustive.

Given these uncertainties, readers of this Annual Report on Form 10-K (“Annual Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiary, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation.

PART I

ITEM 1. BUSINESS

History

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Since inception, and prior to the Merger (as defined below), we only engaged in organizational efforts.

On November 8, 2018 (the “Closing Date”), we consummated a merger (the “Merger”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among the Company, Blue Star Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Acquisition Sub”), John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held Florida corporation (“Blue Star”), and John Keeler, Blue Star’s sole stockholder (the “Blue Star Stockholder”). As a result of the Merger, effective as of November 8, 2018, Acquisition Sub merged with and into Blue Star, and Blue Star became a wholly-owned subsidiary of the Company.

In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Blue Star, an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakami salad, as its sole line of business.

At the Closing Date, each of the 500 shares of Blue Star’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for 30,000 shares of our common stock, $0.0001 par value per share (“Common Stock”). As a result, an aggregate of 15,000,000 shares of our Common Stock were issued to the Blue Star Stockholder.

Concurrently with the closing of the Merger, we held an initial closing of our private placement offering (the “Offering”) of a minimum of $700,000 and a maximum of $3,200,000 of units of our securities (the “Units”), in which we sold 725 Units at a purchase price of $1,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s 8% Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), initially convertible into shares (the “Conversion Shares”) of the Company’s Common Stock, at a conversion rate of $2.00 per share, and (ii) a three-year warrant (the “Warrant”) to purchase one-half of one share of Common Stock for every share of Common Stock that would be received upon conversion of a share of Series A Stock (the “Warrant Shares”), at an exercise price equal to $2.40.

On November 8, 2018, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors in the Offering. Pursuant to the terms of the Registration Rights Agreement, within 120 business days after the closing of the Offering, the Company is obligated toll file a registration statement (the “Registration Statement”) with the SEC covering the Conversion Shares and the Warrant Shares (collectively, the “Registrable Shares”) and use its commercially reasonable efforts to cause such Registration Statement to be declared effective and to keep such Registration Statement effective for a period of twelve months or for such shorter period ending on the earlier to occur of (x) the sale of all Registrable Securities and (y) the availability of Rule 144 for the sale of the Registrable Securities without volume limitations within a 90 day period. Notwithstanding the foregoing, in the event that the SEC limits the number of Registrable Securities that may be sold pursuant to the Registration Statement, the Company may remove from the Registration Statement such number of Registrable Securities as specified by the SEC on a pro-rata basis (the “SEC Cutback”). The holders of Registrable Shares will have “piggyback” registration rights for such Registrable Shares with respect to two registration statements in accordance with the terms and the notice requirements of the Registration Rights Agreement, subject to a SEC Cutback or a customary cutback in an underwritten offering, both which would be pro rata.

Effective upon the closing of the Merger, we issued an aggregate of 688 Units to eleven individuals and entities (the “Settlement Parties”) in consideration for each such individual or entity entering into a settlement and mutual general release agreement (the “Settlement Agreement”) with the Company in full and complete settlement and satisfaction and release of claims such Settlement Parties may have against the Company (the “Company Settlement”).

In connection with the Merger, the Company redeemed an aggregate of 9,250,000 shares of Common Stock from the Company’s pre-Merger stockholders (the “Pre-Merger Holders”) for cancellation by the Company (the “Share Redemption”). The Pre-Merger Holders retained an aggregate of 750,000 shares of our Common Stock after the Merger. The shares were surrendered in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

Our authorized capital stock currently consists of 100,000,000 shares of Common Stock, and 5,000,000 shares of the preferred stock, of which 10,000 shares have been designated as Series A Stock. Our Common Stock is not traded on any exchange or quoted on the OTC Markets, and there is no public market for our Common Stock.

Our principal executive offices are located at 3000 NW 109th Avenue, Miami, Florida, 33172. Our telephone number is (305) 836-6858. Our website address is www.bluestarfoods.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report.

Company Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakami salad. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Canada and Europe under several premium proprietary brand names such as Blue Star, Oceanica, Pacifika, Crab & Go and Harbor Banks. Our products are also sold in Mexico, Central America, the Caribbean, the European Union, the United Arab Emirates, Singapore and Hong Kong.

The crab meat which we import is processed in 14 plants throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers.

The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

Our premium proprietary brands are differentiated in terms of quality and price point.

We believe that we utilize best-in-class technology, in both resource sustainability management and ecological packaging.

The Company’s executive offices and warehouse facility are based in Miami, Florida Additionally, the Company may, from time to time, utilize third party warehouses located in Miami, Baltimore, Philadelphia and Los Angeles.

Strategy

Our strategy is to create a vertically integrated seafood company that offers customers high quality products while maintaining a focus on our core values of delivering food safety, traceability and certified sustainability.

We plan to grow the Company organically by continuing to grow our customer base, offering additional species to our customers, introducing new value-added product lines and strategically acquiring companies that we believe we can integrate into a larger, vertically integrated company.

Competitive Strengths -Sustainable and Traceable Product Sourcing

We believe that our greatest point of differentiation from other seafood companies are our efforts to ensure that our seafood products are ethically sourced in a method that is consistent with our core values and those of our customers.

We purchase the majority of our crab product from processors which source the crab meat from local fishermen in Indonesia, the Philippines, Thailand, Vietnam, Sri Lanka and India, to whom we pay a premium in order to outfit their boats with a proprietary GPS-based system. This system allows us to trace where the crab product originates and ensure that only mature crabs are being harvested by the use of collapsible traps and not gill nets.

We have created a technology platform that tracks the product through its entire chain of custody and collects and transmits various data to the Company in real-time, from the loading site, to the packing plant, through the sorting and pasteurization process and the exporting process to the end customer. Our technology allows our customers access to their “Scan on Demand” QR code-enabled traceability application.

The crab meat is purchased directly from processors with whom we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved Hazard Analysis Critical Control Point (“HACCP”) Plan. Additionally, all suppliers are certified by the British Retail Consortium (the “BRC”) and are audited annually to ensure safety and quality of our product.

Our warehouse facility in Miami, Florida is the only crab meat facility audited by the BRC in the U.S.

Proprietary Brands. We have created several brands of crab meat that are well regarded amongst our customers and are differentiated by product quality and price point.

●	Blue Star is packed with only high quality Portunus Pelagicus species crab and is produced under exacting specifications and quality control requirements.

●	Pacifika is a quality brand for the price conscious end-user. The Portunus Haanii crab meat is packed in China and is ideal for upscale plate presentations.

●	Oceanica is made from the Portunus Haanii crab, which is caught and processed in Vietnam. It is an affordable choice to help reduce food cost without sacrificing the look / taste of dishes.

●	Crab + Go Premium Seafood is geared towards millennials as part of the trend toward prepackaged grab and go items. The product is packaged in flexible foil pouches.

Eco-Friendly Packaging. Another major point of differentiation from our competitors is our use of sustainable and ethical packaging. Our green pouches for Eco-Fresh crab meat are patented in the United States, Europe, Thailand, the Philippines and Indonesia under patent Nos.1526091 B1 and US Patents 8,337,922 and 8,445,046. Since their introduction in 2003, these pouches have saved in excess of 800 metric tons of carbon dioxide emissions versus metal can packaging material.

Competition

In general, the international seafood industry is intensely competitive and highly fragmented. We compete with local and overseas manufacturers and importers engaged in similar products.

The Company’s primary competitors are Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., Bonamar Corporation and Twin Tails Seafood Corp.

Industry Overview

The international seafood industry is going through a period of rapid change as it strives to meet the needs of a growing population around the world, where food consumption habits are evolving. We believe there are powerful trends emerging in the developing world (including a growing demand for animal-based protein) as well as and in the developed world (where there is an increased awareness and focus on sustainable sourcing and protecting marine ecosystems).

Population Growth and Global Seafood Consumption

●	The United Nations estimates that there will be close to 9.8 billion people on our planet by the year 2050(1), a significant increase from the existing population estimates of 7.6 billion. (1)

(1)	United Nations – Department of Economic and Social Affairs (2017)

●	As the population has grown, so has per capita consumption. World per capita apparent fish consumption increased from an average of 9.9 kg in the 1960s to 14.4 kg in the 1990s and 19.7 kg in 2013, with preliminary estimates for 2014 and 2015 pointing towards further growth beyond 20 kg. (2)

(2)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

Sources of Seafood

●	Global total capture fishery production in 2014 was 93.4 million tonnes, of which 81.5 million tonnes from marine waters and 11.9 million tonnes from inland waters (3).

(3)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

●	Where seafood comes is sourced is changing in order to meet the demand. In 2014, a milestone was reached when the aquaculture sector’s contribution to the supply of fish for human consumption overtook that of wild-caught fish for the first time (4).

(4)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

Seafood Industry Participants

●	The mix of parties involved in seafood varies from the local village fisherman, to large, international, vertically-integrated seafood companies.

●	The total number of fishing vessels in the world in 2014 is estimated at about 4.6 million, with the fleet in Asia being the largest, consisting of 3.5 million vessels and accounting for 75 percent of the global fleet, followed by Africa (15%), Latin America and the Caribbean (6%), North America (2%) and Europe (2%)(5).

(5)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

Growth Strategy

We intend to grow the business organically and through strategic acquisitions.

Organic growth – We believe that allocating additional capital to our existing business plan will allow us to continue to meet growing demand from end-customers for seafood products. The Company also currently intends to introduce new species, including lobster tails, fin fish and other specialty seafood proteins in the next 18 months.

Acquisitions –We also currently intend to evaluate strategic acquisitions in the fragmented seafood industry. We believe that such potential acquisitions may add value in several ways, including geographical diversification and new specifies offerings, as well as operational and price synergies.

Products

We currently have four products: Blue Star, Pacifika, Oceanica, and Crab & Go Premium Seafood:

Blue Star is packed with only high quality Portunus Pelagicus species crab and is produced under exacting specifications and quality control requirements.

Pacifika is a quality brand for the price conscious end-user. The Portunus Haanii crab meat is packed in China and is ideal for upscale plate presentations.

Oceanica is made from the Portunus Haanii crab, which is caught and processed in Vietnam. It is an affordable choice to help reduce food cost without sacrificing the look / taste of dishes.

Grab + Go Premium Seafood is geared towards millennials as part of the trend toward pre-packaged, grab-and-go items. The product is packaged in flexible foil pouches.

Suppliers

We purchase crab meat directly from 14 processors with which we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved HACCP Plan. Additionally, all suppliers are certified by the BRC and are audited annually to ensure safety and quality.

The Company has three suppliers which accounted for approximately 75% of the Company’s total purchases during the year ended December 31, 2017. These three suppliers are located in Indonesia, the Philippines and China, which accounted for approximately 93% of the Company’s total purchases during 2017. These suppliers included Bacolod Blue Star Export Corp. (“Bacolod”), an affiliated party based in the Philippines, which accounted for approximately 53% of the Company’s total purchases during 2017. Three non-affiliated suppliers, PT Siger Jaya Abadi and PT Blue Star Anugrah of Indonesia and Longhai Desheng Seafood Stuff Co. Ltd. of China made up the balance of the 22% of the supply concentration.

Sales, Marketing and Distribution

The Company’s products can be found in the United States, Mexico, Canada, Central America, the Caribbean, the European Union, the United Arab Emirates, Singapore and Hong Kong. Its primary current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Canada and Europe under several brand names such as Blue Star, Oceanica, Pacifika and Harbor Banks.

The Company has a sales team of four employees based throughout the U.S. who sell directly to customers most of whom are in the food service and retail industry and also manage a network of nine regional and national brokers, that cover both the retail and wholesale segments. The sales team and brokers help to pull the products through the system by creating demand at the end user level and pulling the demand through our distributor customers. We sell to retail customers either directly or via distributors that specialize in the retail segment.

The Company does not own its own fleet of trucks and utilizes “LTL” national freight carriers to deliver its products to its customers. Less than truckload freight shipping (“LTL”) is used for the transportation of small freight or when freight does not require the use of an entire trailer. When shipping LTL, we pay for a portion of a standard truck trailer, and other shippers and their shipments fill the unoccupied space.

Our Technology

We have created a technology platform that tracks the product through its entire chain of custody and collects and transmits various data to the Company in real-time, from the loading site, to the packing plant, through the sorting and pasteurization process and the exporting process to the end customer. Our technology allows our customers access to their “Scan on Demand” QR code-enabled traceability application.

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry. We sell our crab meat to our customers through purchase orders. Currently, almost 70% of our revenue is derived from fortune 500 customers. For the fiscal year ended December 31, 2017, sales to food distributors accounted for 68% of our revenue, sales to large buying cooperatives accounted for 14% of our revenue, and sales to retail and wholesale clubs accounting for 12% of our revenue. The balance of our revenue derived from smaller seafood distributors and value-added processors.

Our sales are diversified geographically throughout the United States, with Florida being the largest geographic concentration at 18% of sales. As typical in the seafood industry, a large portion of our revenue is located along the eastern seaboard with 54% of our revenue derived from sales to customers along the East Coast from Massachusetts to Florida. International sales directly or through our affiliate in the United Kingdom, Strike the Gold Foods, Ltd. make up roughly 5% of revenue.

The Company had three customers which accounted for approximately 63% of revenue during the year ended December 31, 2017. Outstanding receivables from these customers accounted for approximately 66% of the total accounts receivable as of December 31, 2017. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Intellectual Property

Our intellectual property is an essential element of our business. We use a combination of patent, trademark, copyright, trade secret and other intellectual property laws and confidentiality agreements to protect our intellectual property. Our policy is to seek patent protection in the United States and in certain foreign jurisdictions for our products, processes and other technology where available and when appropriate. We also in-license technology, inventions and improvements we consider important to the development of our business.

In addition to our patents, we also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. We have periodically monitored and continue to monitor the activities of our competitors and other third parties with respect to their use of intellectual property. We require our employees to execute confidentiality and non-competition agreements upon commencing employment with us. Despite these safeguards, any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

It is our standard practice to require our employees to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership in those works Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

The following is a list of our patents:

Title	Country	Patent No. OR Publication No.	Issue Date	Application No.	Application Date
POUCH-PACKAGED CRABMEAT PRODUCT AND METHOD	US	2015/0257426 A1		14/205,742	3/12/2014
METHOD FOR PACKAGING CRABMEAT	US	8445046 B2	5/21/2013	13/681,027	11/19/2012
METHOD FOR PACKAGING CRABMEAT	US	8337922 B2	12/25/2012	10/691,480	10/21/2003
METHOD FOR PACKAGING CRABMEAT	EPC	1526091 B1			10/21/2004
	TH	28,256
	PH	1-2005-000216
	ID	21261

Our patents expire 20 years from the date of issuance.

The following is a list of our registered trademarks, and trademarks for which we have filed applications.

Mark	Registration No.	Registration Date	Application No.	Application Date
SEASSENTIALS	4573673	22-Jul-14	86050295	28-Aug-13
AMERICA’S FAVORITE CRABMEAT	2961590	7-Jun-05	78344059	22-Dec-03
ECO-FRESH	4525998	6-May-14	77922376	28-Jan-10
	3858522	5-Oct-10	77885209	3-Dec-09
	3818057	13-Jul-10	77885203	3-Dec-09
OCEANICA	3711200	17-Nov-09	77595180	17-Oct-08
	2419060	9-Jan-01	75855876	19-Nov-99

Government Regulation

Our distribution facility in Florida and our international suppliers are certified in accordance with the HACCP, standards for exporting aquatic products to the United States. The HACCP standards are developed by the U.S. Food and Drug Administration (the “FDA”), pursuant to the FDA’s HACCP regulation, Title 21, Code of Federal Regulations, part 123, and are used by the FDA to help ensure food safety and control sanitary standards.

Food Safety and Labeling

We are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the FDA. FSMA was enacted in order to aid the effective prevention of food safety issues in the food supply. This comprehensive and evolving regulatory program will impact how food is grown, packed, processed, shipped and imported into the United States and will govern compliance with Good Manufacturing Practices regulations (“GMPs”). The FDA has finalized seven major rules to implement FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to make clear specific actions that must be taken at each of these points to prevent contamination. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, and criminal sanctions, any of which could impact our results of operations.

In addition, the Nutrition Labeling and Education Act of 1990 prescribes the format and content of certain information required to appear on the labels of food products.

Our operations and products are also subject to state and local regulation, including the registration and licensing of plants, enforcement by state health agencies of various state standards, and the registration and inspection of facilities. Compliance with federal, state and local regulation is costly and time-consuming. Enforcement actions for violations of federal, state, and local regulations may include seizure and condemnation of products, cease and desist orders, injunctions or monetary penalties. We believe that our practices are sufficient to maintain compliance with applicable government regulations.

Trade

For the purchase of products harvested or manufactured outside of the United States, and for the shipment of products to customers located outside of the United States, we are subject to customs laws regarding the import and export of shipments. Our activities, including working with customs brokers and freight forwarders, are subject to regulation by U.S. Customs and Border Protection, part of the Department of Homeland Security.

Federal Trade Commission

We are subject to certain regulations by the U.S. Federal Trade Commission. Advertising of our products is subject to such regulation pursuant to the Federal Trade Commission Act and the regulations promulgated thereunder.

Employee Safety Regulations

We are subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require us to comply with certain manufacturing, health, and safety standards to protect our employees from accidents.

Anticorruption

Because we are organized under the laws of a state in the U.S. and our principal place of business is in the U.S., we are considered a “domestic concern” under the Foreign Corrupt Practices Act (“FCPA”) and are covered by the anti-bribery provisions of the FCPA. The anti-bribery provisions of the FCPA prohibit any domestic concern and any officer, director, employee, or agent, acting on behalf of the domestic concern from paying or authorizing payment of anything of value to (i) influence any act or decision by a foreign official; (ii) induce a foreign official to do or omit to do any act in violation of his/her lawful duty; (iii) secure any improper advantage; or (iv) induce a foreign official to use his/her influence to assist the payor in obtaining or retaining business, or directing business to another person.

Environmental Regulation

We are subject to a number of federal, state, and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including: the discharge of pollutants into the air and water; the identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, and reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations; noise emissions from our facilities; and safety and health standards, practices, and procedures that apply to the workplace and the operation of our facilities. Insurance

We maintain general liability and product liability, property, worker’s compensation and business interruption insurance and are in the process of obtaining director and officer insurance in amounts and on terms that we believe are customary for companies similarly situated. In addition, we maintain excess insurance where we believe it is reasonably cost effective.

Employees

As of December 31, 2018, we have sixteen full time employees and one part-time employee. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any reports, statement or other information that we file with the SEC at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at (202) 551-8090 for further information on the public reference room. These SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

THIS ANNUAL REPORT CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

AN INVESTMENT IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE DECIDING TO INVEST IN OUR COMPANY. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS FOR GROWTH WOULD LIKELY SUFFER.

Risks Relating to Our Company and Business

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions currently form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, services and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions and potential loss of, or harm to, relationships with employees as a result of integration of new businesses. The diversion of our management’s attention and any difficulties encountered in any integration process could have a material adverse effect on our ability to manage our business.

The value of crab meat is subject to fluctuation which may result in volatility of our results of operations and the value of an investment in the Company.

Our business is dependent upon the sale of a commodity which value is subject to fluctuation and which value greatly fluctuates. Our net sales and operating results vary significantly due to the volatility of the value of the crab meat that we sell which may result in the volatility of the market price of our common stock.

A material decline in the population and biomass of crab meat that we sell in the fisheries from which we obtain our crab meat would materially and adversely affect our business.

The population and biomass of crab meat are subject to natural fluctuations which are beyond our control and which may be exacerbated by disease, reproductive problems or other biological issues and may be affected by changes in weather and global environmental changes. The overall health of a crab or other fish is difficult to measure, and fisheries management is still a relatively inexact science. Since we are unable to predict the timing and extent of fluctuations in the population and biomass of our products, we are unable to engage in any measures that might alleviate the adverse effects of these fluctuations. Any such fluctuation which results in a material decline in the population and biomass in the fisheries from which we obtain our crab meat would materially and adversely affect our business. Our operations are also subject to the risk of variations in supply.

We are subject to the risk of product contamination and product liability claims.

The sales of our products may involve the risk of injury to consumers. Such injuries may result from tampering by unauthorized personnel, product contamination or spoilage, including the presence of foreign objects, substances, chemicals, or residues introduced during the packing, storage, handling or transportation phases. While we are subject to governmental inspection and regulations and believe our facilities comply in all material respects with all applicable laws and regulations, including internal product safety policies, we cannot be sure that consumption of our products will not cause a health-related illness in the future or that we will not be subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential customers and our brand image.

A significant portion of our revenues are derived from a single product, crab meat, and therefore we are highly susceptible to changes in market demand, which may be affected by factors over which we have limited or no control.

A significant portion of our revenues are derived from a single product, crab meat. We therefore are highly susceptible to changes in market demand, which may be impacted by factors over which we have limited or no control. Factors that could lead to a decline in market demand for crab meat include economic conditions and evolving consumer preferences. A substantial downturn in market demand for crab meat may have a material adverse effect on our business and on our results of operations.

Risks Related to Our Industry

Regulation of the fishing industry may have an adverse impact on our business.

The international community has been aware of and concerned with the worldwide problem of depletion of natural fish stocks. In the past, these concerns have resulted in the imposition of quotas that subject individual countries to strict limitations on the amount of seafood that is allowed to be caught or harvested. Environmental groups have been lobbying for additional limitations. If international organizations or national governments were to impose additional limitations on crab meat or the seafood products we sell, this could have a negative impact on our results of operations.

Segments of the seafood industry in which we operate are competitive, and our inability to compete successfully could adversely affect our business, results of operations and financial condition.

We compete with major integrated seafood companies such as Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., Bonamar Corporation and Twin Tails Seafood Corp. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours or have stronger marketing and distribution channels than we do. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability. An increase in imported products in the U.S. at low prices could also negatively affect our profitability.

Our insurance coverage may be inadequate to cover losses we may incur or to fully replace a significant loss of assets.

Our involvement in the fishing industry may result in liability for pollution, property damage, personal injury or other hazards. Although we believe we have obtained insurance in accordance with industry standards to address such risks, such insurance has limitations on liability and/or deductible amounts that may not be sufficient to cover the full extent of such liabilities or losses. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering any liability or loss for such events.

Our operations, revenue and profitability could be adversely affected by changes in laws and regulations in the countries where we do business.

The governments of countries into which we sell our products, from time to time, consider regulatory proposals relating to raw materials, food safety and markets, and environmental regulations, which, if adopted, could lead to disruptions in distribution of our products and increase our operational costs, which, in turn, could affect our profitability. To the extent that we increase our product prices as a result of such changes, our sales volume and revenues may be adversely affected.

Furthermore, these governments may change import regulations or impose additional taxes or duties on certain imports from time to time. These regulations and fees or new regulatory developments may have a material adverse impact on our operations, revenue and profitability. If one or more of the countries into which we sell our products bars the import or sale of crab meat or related products, our available market would shrink significantly, adversely impacting our results of operations and growth potential.

A decline in discretionary consumer spending may adversely affect our industry, our operations and ultimately our profitability.

Luxury products, such as premium grade crab meat, are discretionary purchases for consumers. Any reduction in consumer discretionary spending or disposable income may affect the crab meat industry significantly. Many economic factors outside of our control could affect consumer discretionary spending, including the financial markets, consumer credit availability, prevailing interest rates, energy costs, employment levels, salary levels, and tax rates. Any reduction in discretionary consumer spending could materially adversely affect our business and financial condition.

Risks Related to Our Reliance on Third Parties

We are dependent on third parties for our operations.

Our business is dependent upon our relationships with vendors in Southeast Asia for co-packing, processing and shipping product to us. If for any reason these companies became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Failure to find a suitable replacement, even on a temporary basis, would have an adverse effect on our results of operations.

We are primarily dependent on three suppliers to provide our crab meat product.

The Company had three suppliers which accounted for approximately 75% of the Company’s total purchases during the year ended December 31, 2017. These three suppliers are located in Indonesia, Philippines, China, which accounted for approximately 93% of the Company’s total purchases during the year ended December 31, 2017. The Company had four suppliers which accounted for approximately 70% of the Company’s total purchases during the year ended December 31, 2016. These four suppliers were located in four countries (Indonesia, the Philippines, China and the United States), and accounted for approximately 82% of the Company’s total purchases during the year ended December 31, 2016. These suppliers included Bacolod, which accounted for approximately 53% and 22% of the Company’s total purchases, during the years ended December 31, 2017 and 2016, respectively. The loss of any major supplier could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Three customers accounted for the majority of our revenue.

The Company had three customers which accounted for approximately 63% and 60% of revenue during the years ended December 31, 2017 and December 31, 2016, respectively. Outstanding receivables from these customers accounted for approximately 66% of the total accounts receivable as of December 31, 2017. The loss of any of these major customers could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

All of our significant customer contracts and some of our supplier contracts are short-term and may not be renewable on terms favorable to us, or at all.

All of our customers and some of our suppliers operate through purchase orders or short-term contracts. Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis. Additionally, although we try to renew these contracts as they expire, there can be no assurance that these customers or suppliers will renew these contracts on terms that are favorable to us, if at all. The termination of, or modification to, any number of these contracts may adversely affect our business and prospects, including our financial performance and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We may need to raise additional capital to fund our existing commercial operations and develop and commercialize new products and expand our operations.

Based on our current business plan, we believe the net proceeds from the Offering, together with our current cash and cash equivalents and cash receipts from sales will enable us to conduct our planned operations for at least the next 12 months. If our available cash balances, net proceeds from the Offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or due to other risks described herein, we may seek to sell Common Stock or preferred stock or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts and address competitive developments;

●	provide for supply and inventory costs;

●	fund development and marketing efforts of any future products or additional features to then-current products;

●	acquire, license or invest in new technologies;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	the effect of competing market developments; and

●	costs related to international expansion.

The various ways we could raise additional capital carry potential risks. If we raise funds by issuing equity securities, dilution to our stockholders could result. Any equity securities issued also could provide for rights, preferences or privileges senior to those of holders of our Common Stock. If we raise funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on our operations. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights or grant licenses on terms that are not favorable to us.

We will incur significant costs as a result of operating as a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we will incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules implemented by the SEC, and the OTC Markets. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel will devote a substantial amount of time to these compliance programs and monitoring of and compliance with, public company reporting obligations. These rules and regulations will cause us to incur significant legal and financial compliance costs and will make some activities more time consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our Common Stock could decline. In addition, if we are unable to continue to meet these requirements, our Common Stock may not be able to be eligible for quotation on the OTC Markets or meet the eligibility requirements for the NASDAQ Stock Market(“NASDAQ”).

We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not yet required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Upon becoming a public company, we will be required to comply with certain of these rules, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report. We are just beginning the costly and challenging process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business.

Our loan and security agreement with ACF Finco I LP (“ACF”), contains operating and financial covenants that may restrict our business and financing activities.

As of December 28, 2018, we had $8,079,712 in outstanding debt to ACF. Borrowings under our loan and security agreement with ACF are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement contain affirmative and negative covenants which restricts our ability to, among other things:

●	dispose of or sell our assets;

●	make material changes in our business;

●	merge with or acquire other entities or assets;

●	incur additional indebtedness;

●	create liens on our assets;

●	pay dividends; and

●	make investments.

The operating and financial restrictions and covenants in our loan and security agreement, as well as any future financing agreements into which we may enter, may restrict our ability to finance our operations and engage in, expand or otherwise pursue our business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our loan and security agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.

If we do not have or are unable to generate sufficient cash available to repay our debt obligations when they become due and payable, either upon maturity or in the event of a default, we may not be able to obtain additional debt or equity financing on favorable terms, if at all, which may negatively impact our ability to operate and continue our business as a going concern.

We face risks related to the current global economic environment which could harm our business, financial condition and results of operations.

The state of the global economy continues to be uncertain. The current global economic conditions and uncertain credit markets, concerns regarding the availability of credit pose a risk that could impact our international relationships, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors, including financial institutions. Global trade issues and the impositions of tariffs could also have an adverse effect on our international business activities. If the current global economic environment deteriorates, our business could be negatively affected.

Risks Related to Administrative, Organizational and Commercial Operations and Growth

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We anticipate growth in our business operations. This future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and customer service, sales force management and general and financial administration. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls, as well as our reporting systems and procedures. If we are unable to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business and our results of operations.

If we are unable to support demand for our current and our future products, including ensuring that we have adequate resources to meet increased demand our business could be harmed.

As our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for processing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We may also need to purchase additional equipment and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. We cannot assure you that any of these increases in scale, expansion of personnel, purchase of equipment or process enhancements will be successfully implemented.

The loss of our Executive Chairman, Chief Executive Officer or Chief Financial Officer or our inability to attract and retain highly skilled officers and key personnel could negatively impact our business.

Our success depends on the skills, experience and performance of our Executive Chairman, Chief Executive Officer and Chief Financial Officer. The individual and collective efforts of these individuals will be important as we continue to develop and expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

If we were sued for product liability or professional liability, we could face substantial liabilities that exceed our resources.

The marketing and sale of our products could lead to the filing of product liability claims alleging that our product made users ill. A product liability claim could result in substantial damages and be costly and time-consuming for us to defend.

We maintain product liability insurance, but this insurance may not fully protect us from the financial impact of defending against product liability claims. Any product liability claim brought against us, with or without merit, could increase our insurance rates or prevent us from securing insurance coverage in the future. Additionally, any product liability lawsuit could lead to regulatory investigations, product recalls or withdrawals, damage our reputation or cause current vendors, suppliers and customers to terminate existing agreements and potential customers and partners to seek other suppliers, any of which could negatively impact our results of operations.

We face risks associated with our international business.

Our international business operations are subject to a variety of risks, including:

●	difficulties with [managing] foreign and geographically dispersed operations;

●	having to comply with various U.S. and international laws, including export control laws and the FCPA, and anti-money laundering laws;

●	changes in uncertainties relating to foreign rules and regulations;

●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import product;

●      limitations on our ability to enter into cost-effective arrangements with distributors, or at all;

●      fluctuations in foreign currency exchange rates;

●      imposition of limitations on production, sale or export in foreign countries;

●      imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;

●      imposition of differing labor laws and standards;

●      economic, political or social instability in foreign countries and regions;

●      an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

●      availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

●      difficulties in recruiting and retaining personnel, and managing international operations; and

●      less developed infrastructure.

If we expand into other target markets we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed.

Our results may be impacted by changes in foreign currency exchange rates.

Currently, the majority of our international sales contracts are denominated in U.S. dollars. We pay certain of our suppliers in a foreign currency and we may pay others in the future in foreign currency. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our product less competitive in international markets or our costs could increase. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to foreign currency risks, including changes in currency exchange rates.

A larger portion of our revenues may be denominated in other foreign currencies if we expand our international operations. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses.

We could be negatively impacted by violations of applicable anti-corruption laws or violations of our internal policies designed to ensure ethical business practices.

We operate in a number of countries throughout the world, including in countries that do not have as strong a commitment to anti-corruption and ethical behavior that is required by U.S. laws or by corporate policies. We are subject to the risk that we, our U.S. employees or our employees located in other jurisdictions or any third parties that we engage to do work on our behalf in foreign countries may take action determined to be in violation of anti-corruption laws in any jurisdiction in which we conduct business. Any violation of anti-corruption laws or regulations could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions and might harm our business, financial condition or results of operations. Further, detecting, investigating and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations. We have developed propriety software for the management and operation of our business. We have installed and expect to expand a number of enterprise software systems that affect a broad range of business processes and functional areas, including for example, systems handling human resources, financial controls and reporting, contract management, regulatory compliance and other infrastructure operations.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from providing support services and product to our customers and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could harm our business.

Our operations are vulnerable to interruption or loss due to natural or other disasters, power loss, strikes and other events beyond our control.

We conduct a significant portion of our activities, including administration and data processing, at facilities located in Southern Florida that have experienced major hurricanes and floods which could affect our facilities, , could significantly disrupt our operations, and delay or prevent product shipment during the time required to repair, rebuild or replace damaged processing facilities; these delays could be lengthy and costly. Our suppliers in Southeast Asia are also vulnerable to natural disasters which could disrupt their operations and their ability to supply product to us. If any of our customers’ facilities are negatively impacted by a disaster, product shipments could be delayed. Additionally, customers may delay purchases of products until operations return to normal. Even if we and/or our suppliers are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.

Risks Related to Intellectual Property

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products, services and brand, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in countries in which our products are sold. Also, although we have registered our trademark in various jurisdictions, our efforts to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete and hurt our results of operation. Also, protecting our intellectual property rights is costly and time consuming. Policing unauthorized use of our proprietary technology can be difficult and expensive. Litigation might be necessary to protect our intellectual property rights and any such litigation may be costly and may divert our management’s attention from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. Although we are not aware of any of such litigation, we have no insurance coverage against litigation costs, so we would be forced to bear all litigation costs if we cannot recover them from other parties. All foregoing factors could harm our business, financial condition, and results of operations. Any unauthorized use of our intellectual property could make it more expensive for us to do business and harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined against us, could adversely affect our business and subject us to significant liability to third parties.

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties. Holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to us and that we rely upon that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management. These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere If we do not adequately protect our intellectual property, competitors may be able to use our processes and erode or negate any competitive advantage we may have, which could harm our business.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our products, any additional features we develop or any new products. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented.

Furthermore, though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries. If any of these developments were to occur, they each could have a negative impact on our sales.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

We rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our competitive position could be harmed.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement or the misappropriation of our intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Related to Regulatory Matters

Our products and operations are subject to government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

The FDA and other government agencies regulate, among other things, with respect to our products and operations:

●	design, development and manufacturing;

●	testing, labeling, content and language of instructions for use and storage;

●	product safety;

●	marketing, sales and distribution;

●	record keeping procedures;

●	advertising and promotion;

●	recalls and corrective actions;

●	product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

The failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as:

●	warning letters;

●	fines;

●	injunctions;

●	civil penalties;

●	termination of distribution;

●	recalls or seizures of products;

●	delays in the introduction of products into the market; and

●	total or partial suspension of production.

We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and harm our reputation, business, financial condition and results of operations.

Product liability claims could divert management’s attention from our business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Risks Relating to Our Common Stock

We may be unable to register for resale all of the Common Stock included within the Units sold in the Offering, in which case a stockholder will need to rely on an exemption from the registration requirements in order to sell such shares.

We are obligated to file the “resale” Registration Statement with the SEC that covers all of our Conversion Shares and Warrant Shares included within the Units sold in the Offering within 120 business days after the closing of the Merger. Nevertheless, it is possible that the SEC may not permit us to register all of such shares of Common Stock for resale. In certain circumstances, the SEC may take the view that the Offering requires us to register the issuance of the securities as a primary offering. Without sufficient disclosure of this risk, rescission of the Offering could be sought by investors or an offer of rescission may be mandated by the SEC, which would result in a material adverse effect to us. To date, the SEC has not made any formal statements or proposed or adopted any new rules or regulations regarding Rule 415 promulgated under the Securities Act, as such rule applies to resale registration statements. However, investors should be aware of the risks that interpretive positions taken with respect to Rule 415, or similar rules or regulations adopted subsequent to the date of this Report, could have on the manner in which the Common Stock may be registered or our ability to register the Common Stock for resale at all.

If we are not able to cause the Registration Statement to be declared effective, then investors will need to rely on exemptions from the registration requirements of the Securities Act, such as Rule 144 which may require that the investor have held the shares to be sold for a minimum period of time.

Failure to cause a registration statement to become effective in a timely manner could materially adversely affect our company.

We have agreed, at our expense, to prepare a registration statement covering the Conversion Shares and Warrant Shares in connection with the Offering. Our obligation requires us to file the Registration Statement with the SEC within 120 business days of the closing of the Merger. There are many reasons, including those over which we have no control, which could delay the filing or effectiveness of the Registration Statement, including delays resulting from the SEC review process and comments raised by the SEC during that process. Failure to file or cause the Registration Statement to become effective in a timely manner or maintain its effectiveness could materially adversely affect us.

As a result of the Merger, Blue Star became subject to the reporting requirements of federal securities laws, which can be expensive.

As a result of the Merger, Blue Star became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause Blue Star’s expenses to be higher than they would have been if Blue Star remained privately-held and did not consummate the Merger.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We are in the process of evaluating changes to internal controls for our new public company status but have not yet implemented changes. Failure to implement changes to our internal controls or any other factors that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our business, operations or reported financial information. Any such inability to establish effective controls or loss of confidence would have an adverse effect on our company and could adversely affect the trading price of our Common Stock.

The price of our Common Stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our Common Stock include, but are not limited to:

●	actual or anticipated fluctuations in our financial condition and operating results;

●	actual or anticipated changes in our growth rate relative to our competitors;

●	commercial success and market acceptance of our products;

●	success of our competitors in commercializing products;

●	strategic transactions undertaken by us;

●	additions or departures of key personnel;

●	product liability claims;

●	prevailing economic conditions;

●	disputes concerning our intellectual property or other proprietary rights;

●	U.S. or foreign regulatory actions affecting us or our industry;

●	sales of our Common Stock by our officers, directors or significant stockholders;

●	future sales or issuances of equity or debt securities by us;

●	business disruptions caused by natural disasters; and

●	issuance of new or changed securities analysts’ reports or recommendations regarding us.

In addition, the stock markets in general have experienced extreme volatility that have been often unrelated to the operating performance of the issuer. These broad market fluctuations may negatively impact the price or liquidity of our Common Stock. In the past, when the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock or preferred stock or other securities that are convertible into or exercisable for our Common Stock or preferred stock.

If our existing stockholders convert our Series A Stock or exercise Warrants or sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market after the lock-up Restricted Period lapses, the price of our Common Stock could decline. The perception in the market that these sales may occur could also cause the price of our Common Stock to decline.

In the future, we may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of the then current stockholders. We are authorized to issue an aggregate of 100,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the common stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

There is currently no market for our Common Stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our Common Stock at times and prices that you believe are appropriate.

Our Common Stock is not listed on a national securities exchange, or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our Common Stock and our Common Stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. Accordingly, our Common Stock is highly illiquid, and you will likely experience difficulty in re-selling such shares at times and prices that you may desire

Our Common Stock may be deemed a “penny stock” which may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our Common Stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks

The sales practice requirements of the Financial Industry Regulatory Authority’s (“FINRA”) may limit a stockholder’s ability to buy and sell our Common Stock.

FINRA has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our Common Stock, which may limit the ability of our stockholders to buy and sell our Common Stock and could have an adverse effect on the market for and price of our Common Stock.

Our operating results for a particular period may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause the price of our Common Stock to fluctuate or decline.

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to future development plans;

●	fluctuations in value of the underlying commodity;

●	inability to procure sufficient quantities to meet demand due to the scarcity of the product available from its suppliers

●	level of underlying demand for our products and any other products we sell;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved; and

●	regulatory developments affecting us or our competitors.

If our operating results for a particular period fall below the expectations of investors or securities analysts, the price of our Common Stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that comparisons of our financial results from various reporting periods are not necessarily meaningful and should not be relied upon as an indication of our future performance

Our principal stockholders and management own a significant percentage of our Common Stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of the date of this filing, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 94.8% of our Common Stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

The shares of Common Stock issued in the Merger, the Offering and the Company Settlement are “restricted securities” and, as such, may not be sold except in limited circumstances.

None of the shares of Common Stock issued in the Merger, the Offering and the Company Settlement have been registered under the Securities Act or registered or qualified under any state securities laws. Such shares of Common Stock were sold and/or issued pursuant to exemptions contained in and under those laws. Accordingly, such shares of Common Stock are “restricted securities” as defined in Rule 144 under the Securities Act and must, therefore, be held indefinitely unless registered under applicable federal and state securities laws, or an exemption is available from the registration requirements of those laws. The certificates representing the shares of Common Stock issued in the Merger, Offering and Company Settlement reflect their restricted status.

In addition to the Conversion Shares and Warrant Shares, we have agreed to register the 15,000,000 shares of Common Stock issued in the Merger, 750,000 shares retained by the pre-Merger shareholders and the shares issuable pursuant to the Company Settlement. There can be no assurance, however, that the SEC will declare the Registration Statement effective, thereby enabling such shares of Common Stock to be freely tradable. In addition, Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months will not immediately apply to our Common Stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file Form 10 information has been satisfied by the filing of this Report on Form 8-K. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on certificates for the shares of Common Stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our Common Stock, and because we will not be listed on a national securities exchange, securities analysts of brokerage firms may not provide coverage of our company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our Common Stock.

Because the Merger was a reverse merger, the Registration Statement we file with respect to the shares of Common Stock received by investors in the Merger might be subject to heightened scrutiny by the SEC.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares of Common Stock pursuant to Rule 144, and the SEC may subject the Registration Statement we file with respect to the shares of Common Stock received by investors in the Merger and the Offering to heightened scrutiny.

The resale of shares covered by the Registration Statement could adversely affect the market price of our Common Stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our Common Stock in the public market may adversely affect the prevailing market price of our Common Stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We have agreed, at our expense, to prepare and file the Registration Statement with the SEC registering the resale of an aggregate of 17,074,750 shares of Common Stock issued and/or issuable in connection with the Merger, the Offering, the Company Settlement and the shares retained by the pre-Merger shareholders. Once effective, the Registration Statement will permit the resale of these shares at any time. The resale of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate. Furthermore, we expect that, because there will be a large number of shares registered pursuant to the Registration Statement, selling stockholders will continue to offer shares covered by such Registration Statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the Registration Statement may continue for an extended period of time and continued negative pressure on the market price of our Common Stock could have a material adverse effect on our ability to raise additional equity capital.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development of our seafood business. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of the Company, even if such an acquisition would be beneficial to our stockholders, which could make it more difficult for you to change management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

●	no cumulative voting in the election of directors;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;

●	a requirement that special meetings of stockholders be called only by the board of directors;

●	a notice provision requirement for stockholders to nominate directors;

●	a requirement that our directors may be removed only by a supermajority (two-thirds) vote of the stockholders; and

●	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of the company. Furthermore, our certificate of incorporation will specify that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future; therefore, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current loan and security agreement with ACF contains, and our future loan arrangements, if any, may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We may apply the proceeds of the Offering to uses that ultimately do not improve our operating results or increase the value of our Common Stock.

We intend to use the net proceeds from the Offering, including proceeds received upon the exercise of any Warrants sold therein, for general working capital purposes. However, we do not have more specific plans for the net proceeds from the Offering and our management has broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not improve our operating results or otherwise increase the value of our Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. PROPERTIES

We lease approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility under a lease expiring in June 2021 for $16,916 per month from John Keeler Real Estate Holding, Inc. (“Keeler Real Estate”), a corporation owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of our Executive Chairman, John Keeler. The Company is a guarantor of the mortgage on the distribution facility which had a balance of approximately $1,325,189 as of October 31, 2018. We believe our current facilities are adequate for our immediate and near-term needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is not quoted or traded on any exchange. As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our Common Stock quoted on the OTC Markets. There can be no assurances that our Common Stock will be quoted on the OTC Markets or that an active trading market will ever develop.

On November 8, 2018, we entered into a Registration Rights Agreement with the investors in the Offering. Pursuant to the terms of the Registration Rights Agreement, within 120 business days after the closing of the Offering, the Company is obligated toll file a Registration Statement with the SEC covering the Conversion Shares and the Warrant Shares underlying the Units purchase in the Offering and use its commercially reasonable efforts to cause such Registration Statement to be declared effective and to keep such Registration Statement effective for a period of twelve months or for such shorter period ending on the earlier to occur of (x) the sale of all Registrable Securities and (y) the availability of Rule 144 for the sale of the Registrable Securities without volume limitations within a 90 day period. Notwithstanding the foregoing, in the event that the SEC limits the number of Registrable Securities that may be sold pursuant to the Registration Statement, the Company may remove from the Registration Statement such number of Registrable Securities as specified by the SEC on a pro-rata basis. The holders of Registrable Shares will have “piggyback” registration rights for such Registrable Shares with respect to two registration statements in accordance with the terms and the notice requirements of the Registration Rights Agreement, subject to a SEC Cutback or a customary cutback in an underwritten offering, both which would be pro rata.

Holders

As of the date of this filing, we have 16,015,000 shares of Common Stock outstanding held by six stockholders of record.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Our Loan and Security Agreement with ACF contains terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of October 31, 2018, we had no shares authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2018, and the subsequent period through the date hereof, we had the following issuances of unregistered securities:

On November 8, 2018, pursuant to the terms of the Merger Agreement, all of the shares of common stock of Blue Star were exchanged for 15,000,000 restricted shares of Common Stock.

Concurrently with the closing of the Merger, we held an initial closing of our Offering of a minimum of $700,000 and a maximum of $3,200,000 of Units of our securities, in which we sold 725 Units at a purchase price of $1,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s Series A Stock, initially convertible into 500 Conversion Shares at a conversion rate of $2.00 per share, and (ii) a three-year Warrant to purchase 250 Warrant Shares, at an exercise price equal to $2.40 per share.

Concurrently with the closing of the Merger, we issued an aggregate of 688 Units to the Settlement Parties in connection with the Company Settlement.

On November 8, 2018, at the effective time of the Merger, we adopted our 2018 Equity Incentive Award Plan (the “2018 Plan”). Upon consummation of the Merger, (a) Christopher Constable, our Chief Financial Officer, Secretary and Treasurer, was issued a ten-year option to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00 per share, which option vests and becomes exercisable one year from the date of issuance, and (b) the option to purchase 104 shares of Blue Star common stock at an exercise price of $10,000 per share held by Carlos Faria, our President and Chief Executive Officer, was exchanged for an immediately exercisable ten-year option to purchase 3,120,000 shares of our Common Stock at an exercise price of $0.333.

On November 8, 2018, upon the closing of the Merger, 80,000 shares of Common Stock were issued to The Crone Law Group, P.C. for legal services, 129,500 shares of Common Stock were issued to Sandstone Group Corp. and 55,500 shares were issued to Newbridge Securities Corporation for financial advisory services, provided to Blue Star in connection with the Merger.

These transactions were exempt from registration under Section 4(a)(2) of the Securities Act as not involving any public offering. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors,” above, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

Background and Recent Developments

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Since inception, and prior to the Merger, we only engaged in organizational efforts.

On November 8, 2018, we consummated a Merger pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among the Company, Acquisition Sub, Blue Star, and the Blue Star Stockholder. As a result of the Merger, effective as of November 8, 2018, Acquisition Sub merged with and into Blue Star, and Blue Star became a wholly-owned subsidiary of the Company.

In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Blue Star, an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakami salad, as its sole line of business.

At the Closing Date, each of the 500 shares of Blue Star’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 30,000 shares of our Common Stock. As a result, an aggregate of 15,000,000 shares of our Common Stock were issued to the Blue Star Stockholder.

Concurrently with the closing of the Merger, we held an initial closing of our Offering of a minimum of $700,000 and a maximum of $3,200,000 of Units of our securities, in which we sold 725 Units at a purchase price of $1,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s Series A Stock, initially convertible into Conversion Shares of the Company’s Common Stock, at a conversion rate of $2.00 per share, and (ii) a three-year Warrant to purchase one-half of one share of Common Stock for every share of Common Stock that would be received upon conversion of a share of Series A Stock, at an exercise price equal to $2.40.

On November 8, 2018, we entered into a Registration Rights Agreement with the investors in the Offering. Pursuant to the terms of the Registration Rights Agreement, within 120 business days after the closing of the Offering, the Company is obligated toll file a Registration Statement with the SEC covering the Conversion Shares and the Warrant Shares underlying the Units purchase in the Offering and use its commercially reasonable efforts to cause such Registration Statement to be declared effective and to keep such Registration Statement effective for a period of twelve months or for such shorter period ending on the earlier to occur of (x) the sale of all Registrable Securities and (y) the availability of Rule 144 for the sale of the Registrable Securities without volume limitations within a 90 day period. Notwithstanding the foregoing, in the event that the SEC limits the number of Registrable Securities that may be sold pursuant to the Registration Statement, the Company may remove from the Registration Statement such number of Registrable Securities as specified by the SEC on a pro-rata basis. The holders of Registrable Shares will have “piggyback” registration rights for such Registrable Shares with respect to two registration statements in accordance with the terms and the notice requirements of the Registration Rights Agreement, subject to a SEC Cutback or a customary cutback in an underwritten offering, both which would be pro rata.

Effective upon the closing of the Merger, we issued an aggregate of 688 Units to eleven Settlement Parties” in consideration for each such individual or entity entering into a Settlement Agreement with the Company in full and complete settlement and satisfaction and release of claims such Settlement Parties may have against the Company.

In connection with the Merger, the Company redeemed an aggregate of 9,250,000 shares of Common Stock from the Company’s Pre-Merger Holders for cancellation by the Company. The Pre-Merger Holders retained an aggregate of 750,000 shares of our Common Stock after the Merger. The shares were surrendered in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

This Annual Report includes the financial statements of the Company as of and for the periods ended October 31, 2018, without giving effect to the Merger, and the discussion below concerns only the financial condition and results of operations of the Company, and not the financial condition or results of operations of Blue Star, at any date or for any period. For a discussion of financial condition and results of operations of Blue Star, see Item 2.01 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Current Report on Form 8-K/A filed on December 31, 2018.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification and ASUs of the FASB. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, our management evaluates its estimates, which include, but are not limited to, estimates related to accruals, stock-based compensation expense, warrants to purchase securities, and reported amounts of revenues and expenses during the reported period. We base our estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

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

Cash

Cash includes cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2018, the Company’s deferred taxes were offset by a valuation allowance due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss Per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the year ended October 31, 2018 and the period from October 17, 2017 (inception) through October 31, 2017, there were no outstanding dilutive securities.

Fair Value of Financial Instruments

The carrying amounts of financial assets such as cash, accounts payable, and advances from related parties approximate their fair values because of the short maturity of these instruments.

Recently Issued Accounting Pronouncements

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for us on January 1, 2018. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post-delivery obligations, this did not result in a material recognition of revenue on our accompanying financial statements for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Required Elements of Our Revenue Recognition: Revenue from our product sales is recognized under Topic 606 in a manner that reasonably reflects the delivery of our goods to customers in return for expected consideration and includes the following elements:

●	we ensure we have an executed purchase order with our customers that we believe is legally enforceable;
●	we identify the “performance obligation in the respective purchase order;
●	we determine the “transaction price” for each performance obligation in the respective purchase order;
●	we allocate the transaction price to each performance obligation; and
●	we recognize revenue only when we satisfy each performance obligation.

These five elements, as applied to each of our revenue category, is summarized below:

●	Revenue - we sell our products to wholesalers, distributors and retailers (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to restaurants or end users as well as retail stores. Revenue from our product sales is recognized as when the product is taken from our warehouse via arranged freight or customer pick-up, in return for agreed-upon consideration. Additionally, the Company offers sales discounts and promotions to its customers in various forms. These incentives are accounted for as a reduction of revenue when they are characterized as cash consideration. Otherwise, the incentives are expensed. Revenue is inclusive of shipping and handling fees and all related costs of shipping and handling related to sales to customers are categorized as cost of revenue.

●	Product Returns Allowances - We estimate expected product returns for our allowance based on our historical return rates. Returned product is evaluated for resale, and may be resold.

ASC 842 Leases. In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial statements.

Results of Operations

Year Ended October 31, 2018 Compared to the Period from October 17, 2017 (Inception) through October 31, 2017

There is no historical financial information about us upon which to base an evaluation of our performance. We have incurred expenses of $14,376 on our operations from inception through October 31, 2018. Since inception, our only other activity consisted of the issuance of an aggregate of 10,000,000 shares of our Common Stock to our founders for cash proceeds in the aggregate amount of $4,000. Our results of operations for the year ended October 31, 2018 are summarized below:

	For the year ended October 31, 2018	For the period from October 31, 2018 (inception) through October 31, 2017

Revenue	$-	$-
Costs and Expenses	$13,989	$387
Net loss	$(13,989)	$(387)

We have not yet generated any revenues from our operations.

During the year ended October 31, 2018 we incurred expenses of $13,989 as compared to $387 for the and the period from October 17, 2017 (inception) through October 31, 2017. All of these costs have been general and administrative costs related to our organizational efforts.

Liquidity and Capital Resources

Sources of Liquidity

As of October 31, 2018, we had cash of $1,000, as compared to $4,000 at October 31, 2017. As of October 31, 2018, we had a working capital deficit of $10,376, as compared to working capital of $3,613 at October 31, 2017. The decrease in working capital was attributable to our operating losses and resulting increase in accounts payable and advances from related parties.

Prior to the Merger, our only sources of liquidity were advances from related parties.

On November 8, 2018, we consummated a Merger pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among the Company, Acquisition Sub, Blue Star, and the Blue Star Stockholder. As a result of the Merger, effective as of November 8, 2018, Acquisition Sub merged with and into Blue Star, and Blue Star became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Blue Star, an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakami salad, as its sole line of business.

Following the Merger, our sources of liquidity will include:

●	Blue Star’s revenues;

●	proceeds from our Offering of a minimum of $700,000 and a maximum of $3,200,000 of Units of our securities, pursuant to which, on November 8, 2018, we had an initial closing for aggregate gross proceeds of $725,000.

●	and a $14,000,000 revolving line of credit we have with ACF, under which we had borrowed $8,079,712 as of December 28, 2018.

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,976 for the year ended October 31, 2018, as compared to net cash used of $0 for the period from October 17, 2017 (inception) through October 31, 2017. The increase of $11,976 in net cash used in operations was primarily due to increases in our net loss, offset by an increase in accounts payable.

Net Cash Used in Investing Activities

No cash was used in investing activities in either the year ended October 31, 2018 or the period from October 17, 2017 (inception) through October 31, 2017.

Net Cash Provided by Financing Activities

During the years ended October 31, 2018 and the period from October 17, 2017 (inception) through October 31, 2017, we received $9,000 and $4,000, respectively, from our stockholders and their affiliates.

Going Concern

Our management has assessed our ability to continue as a going concern due to our losses since inception and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. As a result of the Merger on November 8, 2018, the merged entities generate a positive adjusted working capital, have raised $725,000 as part of the Merger and have a lender to provide working capital as necessary, the management believes in the Company’s ability to continue as a going concern. See Note 4 of our financial statements.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are included in Item 15 of this Annual Report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported, on November 8, 2018, our board of directors approved the dismissal of D. Brooks and Associates CPA’s, P.A. (“Brooks”) as our independent accountants, to be effective immediately following the filing with the SEC of this Annual Report. Brooks had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Brooks is that, following the consummation of the Merger on November 8, 2018, (i) the former stockholders of Blue Star owned a significant amount of the outstanding shares of our Common Stock and (ii) our primary business became the business previously conducted by Blue Star. The independent registered public accountant of Blue Star was the firm of MaloneBailey, LLP (“Malone”). We believe that it is in our best interest to have Malone continue to work with our business, and we therefore retained Malone as our new independent registered accounting firm, to be effective immediately following the filing with the SEC of the Annual Report. Malone is located at 9801 Westheimer Road, Suite 1100, Houston, Texas 77042.

The report of Brooks on our financial statements for the fiscal year ended October 31, 2018 and the period from October 17, 2017 (inception) through October 31, 2017 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

From inception, and through December 31, 2018, there were no disagreements with Brooks on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Brooks, would have caused it to make reference to the matter in connection with its reports.

We have made the contents of this Current Report on Form 8-K available to Brooks and requested it to furnish us a letter addressed to the SEC as to whether Brooks agrees or disagrees with, or wishes to clarify our expression of, our views, or containing any additional information. A copy of Brooks’ letter dated December 31, 2018 is filed herewith as Exhibit 16.1.

On November 8, 2018, our board of directors approved the engagement of Malone as our new independent registered public accountants, to be effective immediately following the filing with the SEC of the Form 10-K. During our two most recent fiscal years, and the subsequent interim periods through December 31, 2018, we did not consult Malone regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, currently consisting of John Keeler, our Executive Chairman, Carlos Faria, our President and Chief Executive Officer (Principal Executive Officer), and Christopher Constable, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

Prior to the Merger, we were a blank check company to be used as a vehicle to pursue a business combination with an unidentified target and had limited operations. Immediately following the Merger, and in connection with the preparation of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our senior management, currently consisting of John Keeler, our Executive Chairman, Carlos Faria, our President and Chief Executive Officer (Principal Executive Officer) and Christopher Constable, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our predecessor’s disclosure controls and procedures existing as of October 31, 2018. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, John Keeler, our Executive Chairman, Carlos Faria, our President and Chief Executive Officer (Principal Executive Officer) and Christopher Constable, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were not effective as of such date.

While our new management as a result of the Merger believes that our current control environment is substantially improved, it has not yet conducted a formal evaluation of our internal control over financial reporting as of any period following the Merger. Since the Merger, our current management has initiated, or plans to initiate, a series of measures to address these material weaknesses. We are working as quickly as possible to implement these initiatives.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Immediately following the Merger, our senior management, currently consisting of John Keeler, our Executive Chairman, Carlos Faria, our President and Chief Executive Officer (Principal Executive Officer) and Christopher Constable, our Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer), assessed the effectiveness of our internal control over financial reporting, existing as of October 31, 2018, based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

As a result of the foregoing, the matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

●	our predecessor filer’s lack of a functioning Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee;

a lack of independent directors on our predecessor filer’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

●	inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function of our predecessor filer; and

●	our predecessor filer’s ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses that were identified did not have an effect on our financial results. However, management believes that these weaknesses, if not properly remediated, could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

At the time of the Merger, we appointed new members of senior management, including a new Chief Financial Officer. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate, the following measures:

●	We plan to appoint directors to our board of directors we deem to be “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934;

●	We plan to make appointments to our Compensation Committee, Nominating and Corporate Governance Committee and Audit Committee, including an “audit committee financial expert” as defined by applicable SEC rules, that has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations;

●	We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function.

We are working as quickly as possible to implement these initiatives subject to the availability of required resources.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation we conducted of the effectiveness of our internal control over financial reporting as of October 31, 2018, that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of November 8, 2018, Howard Gostfrand resigned as our Chief Executive Officer and as a member of our board of directors, and Laura Anthony resigned as our Chief Financial Officer and as a member of our Board of Directors. Both Mr. Gostfrand and Ms. Anthony had served in those capacities since October 17, 2017.

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

John Keeler	47	Executive Chairman and Chairman of the Board	November 8, 2018
Carlos Faria	48	President and Chief Executive Officer and a Director	November 8, 2018
Christopher H. Constable	52	Chief Financial Officer, Secretary and Treasurer and a Director	November 8, 2018
Nubar Herian	49	Director	November 8, 2018

Our directors hold office for three-year terms and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors.

A majority of the authorized number of directors constitutes a quorum of our board of directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the board of directors may be taken without a meeting if all members of the board of directors individually or collectively consent in writing to the action.

Our board of directors currently consists of four (4) members. Executive officers are appointed by the board of directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

John Keeler has been Executive Chairman of the Board since the effectiveness of the Merger. Mr. Keeler founded John Keeler & Co., d/b/a Blue Star Foods in May 1995 and served as its Executive Chairman of the Board since inception during which time he grew the company to become one of the leading marketers of imported blue swimming crab meat in the United States. Mr. Keeler built sales over the past 20 years to $35+ million annually through 2017. Mr. Keeler oversees procurement as well as operating facilities in the Philippines and Indonesia. Mr. Keeler is an executive committee member of the National Fisheries Institute-Crab Council and a founding member of the Indonesia and Philippines crab meat processors associations. Mr. Keeler received his BS in Economics from Rutgers University in 1995 and attended Harvard Business School executive programs in supply chain management, negotiations and marketing in 2005. Mr. Keeler’s extensive experience in the industry led to the decision to appoint him to the board of directors.

Carlos Faria has been President and Chief Executive Officer and a director since the effectiveness of the Merger. Mr. Faria was Senior Vice President of Blue Star since December 2016. Prior thereto, from September 2015 to November 2016, Mr. Faria was senior vice president of Procurement at AquaStar, the largest division of the privately-held Red Chamber Group, a diversified and vertically integrated seafood company, where he developed four new product lines of pasteurized seafood and helped build a supplier network in Indonesia, the Philippines, Thailand, Vietnam and China. From February 2012 to August 2015 Mr. Faria was vice president of operations at Chicken of the Sea Frozen Foods, the largest US division of the Thai Union Group, a diversified and vertically integrated worldwide seafood company and head of East Coast operations of Empress International, where he was responsible for M&A strategy and the acquisition of $250 million Orion Seafood International, Inc., the largest marketer of frozen lobster products in the United States. From May 2003 to January 2012, Mr. Faria was senior vice president of International, Supply Chain & Strategy at John Keeler & Co. where he implemented sales and operations planning process to structure growth for the company and vertically integrated operations in Indonesia and the Philippines with multiple processing plants. Mr. Faria has also held positions in corporate finance, including as a deputy general manager at WestLB Group (Banque Europeenne pour l’Amerique Latine – a West Deutsche Landesbank subsidiary) (Caracas, Venezuela) and as an international business analyst at Citibank, NA (Caracas, Venezuela). Mr. Faria graduated from the Universidad Metropolitana (Venezuela), with a bachelor’s in business administration, majoring in management and received training at the Harvard Business School in supply chain management. Mr. Faria’s extensive experience in the seafood industry led to the decision to appoint him to the board of directors.

Christopher H. Constable has been Chief Financial Officer, Treasurer and Secretary and a director since the effectiveness of the Merger. Mr. Constable was Chief Financial Officer of Blue Star since May 2003. Mr. Constable manages the Company’s US finance operations. In addition, Mr. Constable manages the finance operations of the Company’s international affiliates, Bacolod Blue Star Export Corp, Bicol Blue Star Export Corp Strike the Gold Foods, Ltd., affiliated suppliers. Prior thereto, from 1999 to 2003, Mr. Constable was a consultant at Gateway Capital Corp., a business consulting firm, where he analyzed the financial and reporting capabilities of prospective lending customers for lines of credit from $10 to $100 million. Additionally, Mr. Constable was involved with loan workouts of facilities that required either liquidation or restructuring to ensure collectability for the financial institutions. From 1990 to 1999, Mr. Constable was a commercial banker at Mercantile Bankshares in Baltimore, Finova Capital Corporation and Capital Bank, both in south Florida. Mr. Constable received his B.S. in Finance with an Accounting Minor from the Merrick School of Business at the University of Baltimore, in 1989. Mr. Constable’s experience with the Company and industry knowledge led to the decision to appoint him to the board of directors.

Nubar Herian has been a director since the effectiveness of the Merger. Since 2014, Mr. Herian has been the chief executive officer of Monaco Group Holdings, a privately-held company headquartered in Miami, Florida, which owns and operates Monaco Foods, Inc., an importer, exporter and distributor of premium gourmet foods from around the world. Since 1995, Mr. Herian has been the commercial director of Casa de Fruta Caracas, a privately-held company based in Caracas, Venezuela, that focuses on importing foods. Mr. Herian is also the president of Lunar Enterprises, a holding company for his family’s public and private equity investments and real estate holdings. Mr. Herian received his BS in Mechanical Engineering from Florida Atlantic University in 1994 and an Executive M.B.A. from the University of Miami in 2014. Mr. Herian’s experience in the food import industry led to the decision to appoint him to the board of directors. There are no family relationships among our directors and executive officers.

Other Key Personnel

We have no significant employees other than the officers and directors described above.

Family Relationship

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

We believe that the following filings were either made late or not filed pursuant to Section 16(a) of the Exchange Act:

●	On October 17, 2017, Howard Gostfrand was appointed as our Chief Executive Officer and as a member of our board of directors. In connection with his appointment, American Capital Ventures, Inc., a company controlled by Mr. Gostfrand, purchased 5,000,000 founder’s shares for an aggregate of $2,000, representing 50% of the Company’s equity ownership. No Form 3 was filed on Mr. Gostfrand’s behalf.

●	On October 17, 2017, Laura Anthony was appointed as our Chief Financial Officer and as a member of our board of directors. In connection with her appointment, Leone Group, LLC, a company controlled by Ms. Anthony, purchased 5,000,000 founder’s shares for an aggregate of $2,000, representing 50% of the Company’s equity ownership. No Form 3 was filed on Ms. Anthony’s behalf.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Board Committees

The Company has no nominating, audit or compensation committees at this time. The entire board of directors participates in the nomination and audit oversight processes and considers executive and director compensation. The entire board of directors is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Role of Board in Risk Oversight Process

Risk assessment and oversight are an integral part of our governance and management processes. Our board of directors encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts strategic planning and review sessions during the year that include a discussion and analysis of the risks facing us.

Board Diversity

Upon consummation of the Merger, the board of directors will review, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity;

●	ethics and values;

●	experience in the industries in which we compete;

●	experience as a director or executive officer of another publicly held company;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	conflicts of interest; and

●	practical business judgment.

Shareholder Communications

We have not yet established a process for shareholder communications.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

No executive compensation had been paid by the Company from inception through October 31, 2018. The Company has no employment agreement with any of its officers and directors.

The following table shows, as to the named executive officers, certain information concerning compensation:

Summary Compensation Table

Name and Principal Position*	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Total ($)
Howard Gostfrand (1)	2018	0	0	0	0
Chief Executive Officer	2017	0	0	0	0

Laura Anthony (2)	2018	0	0	0	0
Chief Financial Officer	2017	0	0	0	0

(1)	On November 8, 2018, Howard Gostfrand resigned as our Chief Executive Officer.
(2)	On November 8, 2018, Laura Anthony resigned as our Chief Financial Officer.

Outstanding Equity Awards at Fiscal Year-End

As of October 31, 2018, we had no outstanding options, warrants or equity awards.

Compensation of Directors

As of October 31, 2018, none of the Company’s directors have been compensated for their services as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of our Common Stock at December 31, 2018, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days of December 31, 2018 through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 16,015,000 shares of Common Stock outstanding as of December 31, 2018, giving effect to the Offering and taking into account the consummation of the Merger, the Share Surrender and the Company Settlement. Shares of Common Stock that a person has the right to acquire within 60 days of December 31, 2018 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors
John Keeler	15,000,000		93.7%
Carlos Faria	3,120,000	(1)	16.3%
Christopher H. Constable	-	(2)	-
Nubar Herian	450,000	(3)	2.7%
All current directors and executive officers as a group (4 persons)	18,570,000		94.8%

(1)	Represents a currently exercisable option to purchase 3,120,000 shares of Common Stock at an exercise price of $0.333 per share.
(2)	Does not include stock options to purchase 3,120,000 shares of Common Stock issued on November 8, 2018, which do not vest until one year from the date of grant.
(3)	Represents 300,000 Conversion Shares and 150,000 Warrant Shares.

Change in Control

Other than with respect to the Merger, which was consummated on November 8, 2018, there are no existing arrangements that may result in a change in control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

As of October 31, 2018, we did not have any securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

SEC rules require us to disclose any transaction since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of our total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s Common Stock, or an immediate family member of any of those persons.

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our board of directors, as matter of appropriate corporate governance, reviews and approves all such transactions to the extent required by applicable rules and regulations. Generally, management would present any related person transactions proposed to be entered into by us to the board of directors for approval. The board of directors may approve the transaction if it is deemed to be in the best interests of our stockholders and the Company.

The following is a description of transactions since January 1, 2016 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of Blue Star’s pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.” The following description is historical and has not been adjusted to give effect to the Merger or the share conversion ratio pursuant to the Merger Agreement.

From January 2006 through May 2017, Blue Star issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman. We can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received.

John Keeler, our Executive Chairman, and Christopher Constable, our Chief Financial Officer own 75% and 20%, respectively, of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Executive Chairman, and Christopher Constable, our Chief Financial Officer own 80% and 15%, respectively, of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

John Keeler, our Executive Chairman, and Christopher Constable, our Chief Financial Officer own 80% and 20%, respectively, of Strike the Gold Foods, Ltd., a UK company, which holds the Company’s packaged crab meat on consignment in the United Kingdom.

We lease approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility under a lease expiring in June 2021 for $16,916 per month from Keeler Real Estate, a corporation 33% owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom are our Executive Chairman, John Keeler’s children. The Company is a guarantor of the mortgage on the distribution facility which had a balance of approximately $1,325,189 as of June 30, 2018.

From time to time, we may prepay Bacolod for future shipments of product which may represent two to three months of purchases. There was no balance due for future shipments from Bacolod as of December 31, 2017 and there was $982,000 due as of December 31, 2016.

A company owned by the parents of John Keeler, our Executive Chairman, is a party to the Settlement Agreement and was issued 40 Units on November 8, 2018 in connection with the Company Settlement.

John Keeler, our Executive Chairman, is a party to an Unconditional and Continuing Guaranty, dated August 31, 2016, with ACF, pursuant to which Mr. Keeler is guarantor of the Company’s obligations under our Loan and Security Agreement with ACF.

On March 31, 2018, we issued options to purchase 104 shares of common stock of Blue Star with an exercise price of $10,000 per share to Carlos Faria, our President and Chief Executive Officer, for services provided to Blue Star. Upon the closing of the Merger, such options were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of Common Stock at an exercise price of $0.333 under the 2018 Plan,

On November 8, 2018, we issued Christopher Constable, our Chief Financial Officer, a ten-year option under the 2018 Plan to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00 which vest one-year from the date of grant.

On November 8, 2018, we issued 600 Units in the Offering to Nubar Herian, a director of our company, for $600,000.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has four members, John Keeler, Carlos Faria, Christopher Constable and Nubar Herian. Mr. Keeler serves as our Chairman. Mr. Keeler, Mr. Faria and Mr. Constable are not “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. We have not yet assessed whether Mr. Herian qualifies as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, D. Brooks and Associates CPAs, P.A. (“Brooks”), for professional services rendered during the years ended October 31, 2018 and the period from October 17, 2017 (inception) through October 31, 2017 are set forth in the table below:

Fee Category	Year ended October 31, 2018	Year ended October 31, 2017

Audit fees (1)	$13,540	$2,500
Audit-related fees (2)	$0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$13,540	$2,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the years ended October 31, 2018 and 2017 were approved by our board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

See Index to Financial Statements immediately following the signature page of this Annual Report.

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, or the required information is shown in the financial statements or notes thereto.

Exhibits

In reviewing the agreements included as exhibits to this Annual Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

INDEX TO FINANCIAL STATEMENTS

BLUE STAR FOODS CORP.

FINANCIAL STATEMENTS

Table of Contents

Page

Audited Consolidated Financial Statements for the year ended October 31, 2018 and for the period from October 17, 2017 (inception) through October 31, 2017

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of October 31, 2018 and as of October 31, 2017	F-2

Statements of Operations for the year ended October 31, 2018 and for the period from October 17, 2017 (inception) through October 31, 2017	F-3

Statement of Stockholders’ Equity (Deficiency) for the year ended October 31, 2018 and for the period from October 17, 2017 (inception) through October 31, 2017	F-4

Statements of Cash Flows for the year ended October 31, 2018 and for the period from October 17, 2017 (inception) through October 31, 2017	F-5

Notes to Financial Statements	F-6 - F- 12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Blue Star Foods Corp. (f/k/a AG Acquisition Group II, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Blue Star Foods Corp. (f/k/a AG Acquisition Group II, Inc.) (the Company) as of October 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended October 31, 2018 and period from October 17, 2017 (inception) to October 31, 2017, and the related financial statement footnotes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2018 and 2017 and the results of its operations and its cash flows for the year ended October 31, 2018 and the period from October 17, 2017 (inception) to October 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

D. Brooks and Associates CPA’s, P.A.

We have served as the Company’s auditor since 2017.

Palm Beach Gardens, Florida

December 21, 2018

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Balance Sheets

As of October 31,

	2018	2017
ASSETS
CURRENT ASSETS:
Cash	$1,024	$4,000

Total current assets	1,024	4,000

Total Assets	$1,024	$4,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$2,400	$387
Advances from related parties	9,000	-

Total Liabilities	11,400	387

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock $0.0001 par value: 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock $0.0001 par value: 10,000,000 shares authorized; 10,000,000 shares issued and outstanding at October 31, 2018 and October 31, 2017	1,000	1,000
Additional paid in capital	3,000	3,000
Accumulated deficiency	(14,376)	(387)

Total Stockholders’ Equity (Deficiency)	(10,376)	3,613

Total Liabilities and Stockholders’ Equity (Deficiency)	$1,024	$4,000

The accompanying notes are an integral part of these financial statements.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Statements of Operations

	Year Ended October 31, 2018	For the Period from October 17, 2017 (Inception) through October 31, 2017

Revenue	$-	$-

Costs and Expenses:
General and administrative	13,989	387

Loss from Operations Before Income Taxes	(13,989)	(387)

Income Tax Provision	-	-

Net Loss	$(13,989)	$(387)

Basic and diluted per share amounts:
Basic and diluted net loss per share	$-	$-

Basic and Diluted Weighted Average Shares Outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Statements of Stockholders’ Equity (Deficiency)

For the Year Ended October 31, 2018 and
for the Period from October 17, 2017 (inception) through October 31, 2017

	Common Stock $0.0001 Par Value		Additional		Total Stockholders’
	Number of		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficiency	(Deficiency)

Balance - October 31, 2017	10,000,000	1,000	3,000	(387)	3,613

Net loss	-	-	-	(13,989)	(13,989)

Balance, October 31, 2018	10,000,000	$1,000	$3,000	$(14,376)	$(10,376)

The accompanying notes are an integral part of these financial statements.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Statements of Cash Flows

	For the Year Ended October 31, 2018	For the Period from October 17, 2017 (Inception) through October 31, 2017
Cash flows from operating activities:
Net Loss	$(13,989)	$(387)
Adjustments to reconcile net loss to cash used in operations
Increase in accounts payable	2,013	387
Net Cash Used in Operating Activities	(11,976)	-

Financing Activities
Proceeds from sale of stock to founders	-	4,000
Advances from related parties	9,000	-
Net Cash Provided by Financing Activities	9,000	4,000

Net Increase (Decrease) in Cash	(2,976)	4,000

Cash-Beginning of Period	4,000	-

Cash-End of Period	$1,024	$4,000

Supplemental Cash Information:
Interest paid in cash	$-	$-
Taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Blue Star Foods Corp., formerly known as AG Acquisition Group II, Inc. (the “Company”) was incorporated in the State of Delaware on October 17, 2017 and established a fiscal year end of October 31. The Company was formed to engage in any lawful businesses and to seek and engage in an as of then, unidentified merger or acquisition to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company completed a merger (the “Merger”) on November 8, 2018 in a transaction which was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. (See Note 7). The Company’s activities since formation, other than those related to the Merger, have been limited to issuing shares to its founding shareholders and setting up its corporate entity. Following the Merger, the Company discontinued its prior activities of seeking a business for a merger or acquisition and acquired the business of Blue Star, as such term is defined in Note 7 below, which is an international seafood company that processes, packages and sells refrigerated pasteurized blue and red crab meat, and other premium seafood products. On November 5, 2018, the Company changed its name from AG Acquisition Group II, Inc. to Blue Star Foods Corp. and on November 8, 2018, the Company changed its fiscal year from a fiscal year ending October 31 to a fiscal year ending on December 31 of each year (See Note 7).

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) regulations of the United States Securities and Exchange Commission. The financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. The Company has not earned any revenue from operations since inception.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash includes cash on hand and on deposit at banking institutions.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of October 31, 2018, the Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. During the year ended October 31, 2018 and the period from October 17, 2017 (inception) through October 31, 2017, there were no outstanding potentially dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial assets such as cash, accounts payable and advances from related parties, approximate their fair values because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), in connection with the Merger that occurred November 8, 2018 (See Note 7), Topic 606 became effective for us on January 1, 2018. The Company had no revenues prior to the Merger. Our disclosure within the below sections to this footnote reflects our updated accounting policies that are affected by this new standard. We applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily through distributors, and we have no significant post delivery obligations, this did not result in a material recognition of revenue on our accompanying financial statements for the cumulative impact of applying this new standard. We made no adjustments to our previously-reported total revenues, as those periods continue to be presented in accordance with our historical accounting practices under Topic 605, Revenue Recognition.

Required Elements of Our Revenue Recognition: Revenue from our product sales is recognized under Topic 606 in a manner that reasonably reflects the delivery of our goods to customers in return for expected consideration and includes the following elements:

●	we ensure we have an executed purchase order with our customers that we believe is legally enforceable;
●	we identify the “performance obligation in the respective purchase order;
●	we determine the “transaction price” for each performance obligation in the respective purchase order;
●	we allocate the transaction price to each performance obligation; and
●	we recognize revenue only when we satisfy each performance obligation.

These five elements, as applied to each of our revenue categories, is summarized below:

●	Revenue - we sell our products to wholesalers, distributors and retailers (i.e., our customers). Our wholesalers/distributors in turn sell our products directly to restaurants or end users as well as retail stores. Revenue from our product sales is recognized when the product is taken from our warehouse via arranged freight or customer pick-up, in return for agreed-upon consideration. Additionally, the Company offers sales discounts and promotions to its customers in various forms. These incentives are accounted for as a reduction of revenue when they are characterized as cash consideration. Otherwise, the incentives are expensed. Revenue is inclusive of shipping and handling fees and all related costs of shipping and handling related to sales to customers are categorized as cost of revenue.

●	Product Returns Allowances - We estimate expected product returns for our allowance based on our historical return rates. Returned product is evaluated for resale, and may be resold.

ASC 842 Leases. In February 2016, the FASB issued ASC 842 Leases which is to be effective for reporting periods beginning after December 15, 2018. The Company has reviewed the pronouncement and believes it will not have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – STOCKHOLDER’S EQUITY (DEFICIENCY)

Effective October 17, 2017, the Company issued a total of Ten Million (10,000,000) shares of $0.0001 par value common stock to entities owned and controlled by the Company’s two officers and directors. The shares were issued for $0.0004 per share for a total of Four Thousand Dollars ($4,000). The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 and 5,000,000 shares of preferred stock, par value $0.0001. As of October 31, 2018, there were 10,000,000 shares of common stock and no shares of preferred stock issued and outstanding.

NOTE 4 – LIQUIDITY

Given that a merger occurred on November 8, 2018, raised $725,000 as part of the merger, and have access to a revolving line of credit to provide working capital as necessary, management believes the Company has the necessary cash flow to meet its financial obligation as they become due through December 2019. As of December 28, 2018 the revolving line of credit had an outstanding balance of $8,079,712. The Company will continue to rely on the working capital provided by its Lender and continue to solicit ongoing working capital by the sale of its stock as necessary. See Note 7 Subsequent Events.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

NOTE 5 – RELATED PARTY TRANSACTIONS

As of October 31, 2018, entities owned and controlled by the Company’s former sole officers and directors have provided the Company with its only cash for operations.

That is, entities, owned and controlled by the Company’s former sole officers and directors purchased a total of 10,000,000 shares of common stock for a total of $4,000 on October 17, 2017.

Further, during the year ended October 31, 2018, entities owned and controlled by the Company’s former sole officers and directors have loaned the Company funds totaling $9,000. The advances are not interest bearing and due on demand. As of November 8, 2018, these advances were converted to equity.

The Company previously used the office address of a former officer and director, without charge. The same former officer previously also provided legal services to the Company as of October 17, 2017, through November 8, 2018, without charge.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company provides a valuation allowance for deferred tax assets, when required, based on evaluation of the realizability of such deferred tax assets.

The tax effects of the significant temporary differences representing deferred assets as of the year ended October 31, 2018 and for the period from October 17, 2017 (inception) through October 31, 2017:

	October 31, 2018	October 31, 2017
Net operating loss	$3,497	97
Valuation allowance	(3,497)	(97)
Net deferred income tax asset	$–	–

As of October 31, 2018, the Company had net operating losses of approximately $13,989 available to offset future taxable income, subject to annual limitations. As of October 31, 2018, the Company’s deferred tax asset is offset by a valuation allowance due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

NOTE 7 – SUBSEQUENT EVENTS

Name Change

On November 5, 2018, the Company changed its name from AG Acquisition Group II, Inc. to Blue Star Foods Corp. effective on November 5, 2018.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

Series A Preferred Stock

On November 5, 2018, the Company amended its Certificate of Incorporation as filed with the Secretary of State of the State of Delaware to designate the 8% Series A Convertible Preferred Stock (the “Series A Preferred Stock”) as a series of preferred stock of the Company. 10,000 shares of Series A Preferred Stock are authorized, with a par value of $0.0001 per share. The Series A Preferred Stock has no maturity, is not subject to any sinking fund or redemption, and will remain outstanding indefinitely unless and until converted by the holder or the Company decides to redeem or otherwise repurchase the Series A Preferred Stock. The Company is not required to redeem, purchase or set aside funds to redeem the Series A Preferred Stock.

The Series A Preferred Stock ranks, with respect to rights to the payment of dividends and/or the distribution of assets in the event of any liquidation, dissolution or winding up of the Company, (i) senior to all classes or series of the common stock, par value $0.0001 per share, of the Company (“Common Stock”), and to all other equity securities issued by the Company, other than equity securities referred to in clauses (ii) and (iii) below; (ii) on parity with all equity securities issued by the Company with terms specifically providing that those equity securities rank on parity with the Series A Preferred Stock; (iii) junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series A Preferred Stock; and (iv) effectively junior to all existing and future indebtedness and liabilities of the Company. Cumulative dividends will accrue on each share of Series A Preferred Stock, at the rate of 8% of the purchase price (which purchase price will be $1,000 per share) per year. The dividend on the Series A Preferred Stock is payable quarterly, when and if declared by the board of directors, beginning on September 30, 2018 and thereafter on December 31, March 31 and June 30 of each calendar year. The dividends are to be paid in shares of Common Stock with such shares being valued at the volume weighted average price of the common stock on the trading market on which the Common Stock is then listed or quoted or the fair market value of a share of Common Stock as determined by an independent appraiser if it is not so listed or quoted.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of shares of Series A Preferred Stock will be entitled to be paid out of the assets the Company, subject to the preferential rights of the holders of any class or series of capital stock of the Company it may issue ranking senior to the Series A Preferred Stock, a liquidation preference of the Purchase Price, before any distribution of assets is made to holders of Common Stock or any other class or series of capital stock of the Company that it may issue that ranks junior to the Series A Preferred Stock as to liquidation rights. The liquidation preference will be proportionately adjusted in the event of a stock split, stock combination or similar event.

Each share of Series A Preferred Stock is convertible, at any time and in the sole discretion of the holder thereof, into shares of Common Stock at a conversion rate of 500 shares of Common Stock per each share of Series A Preferred Stock, which conversion rate is subject to customary adjustments for dividends or distributions on Common Stock payable in shares of Common Stock, or splits or combinations relating to the Common Stock.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

Upon any merger, share exchange or consolidation of the Company with any other corporation or entity; the sale, lease, exchange, mortgage, pledge, transfer or other disposition or encumbrance, whether in one transaction or a series of transactions, by the Company of all or substantially all of the Company’s assets; or any agreement, contract or other arrangement providing for any of the foregoing transactions (other than the Merger, as such term is defined below), each share of Series A Preferred Stock will remain outstanding and will be convertible into the kind and amount of securities or other property as the Common Stock is converted into in such transaction. Holders of the Series A Preferred Stock have no voting rights, except as discussed below or as otherwise required by law. So long as any shares of Series A Preferred Stock remain outstanding, the Company may not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of the Series A Preferred Stock outstanding at the time (voting together as a class with all other series of parity Preferred Stock that the Company may issue upon which similar voting rights have been conferred and are exercisable), (i) authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to the Series A Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up or reclassify any of the authorized capital stock of the Company into such shares, or create, authorize or issue any obligation or security convertible into or evidencing the right to purchase any such shares; or (ii) amend, alter, repeal or replace the Certificate of Incorporation so as to materially and adversely affect and deprive holders of Series A Preferred Stock. On each matter on which holders of Series A Preferred Stock are entitled to vote, each share of Series A Preferred Stock will be entitled to one vote.

Merger

On November 8, 2018 (the “Closing Date”), the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held Florida corporation (“Blue Star”), Blue Star Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Acquisition Sub”), and John Keeler, Blue Star’s sole stockholder (the “Blue Star Stockholder”). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Blue Star, which was the surviving corporation and thus became the Company’s wholly-owned subsidiary (the “Merger”). Following the Merger, the Company discontinued its prior activities of seeking a business for a merger or acquisition and acquired the business of Blue Star, which is an international seafood company that processes, packages and sells refrigerated pasteurized blue and red crab meat, and other premium seafood products.

At the Closing Date, each of the 500 shares of Blue Star’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 30,000 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”). As a result, an aggregate of 15,000,000 shares of the Company’s Common Stock were issued to the Blue Star Stockholder. At the effective time of the Merger, the Company redeemed 9,250,000 shares of Common Stock from the pre-Merger stockholders of the Company (the “Pre-Merger Holders”), which retained an aggregate of 750,000 shares of Common Stock.

The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Blue Star is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Blue Star before the Merger in future filings with the Securities and Exchange Commission. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

As discussed above, on November 8, 2018, pursuant to the terms of the Merger Agreement, all of the shares of common stock of Blue Star were exchanged for 15,000,000 restricted shares of Common Stock. On November 8, 2018, Christopher Constable, the current Chief Financial Officer of the Company, was issued a ten-year option to purchase 3,120,000 shares of Common Stock, which option vests and becomes exercisable one year from the date of issuance. On November 8, 2018, upon the closing of the Merger, 80,000 shares of Common Stock were issued to The Crone Law Group, P.C. for legal services, 129,500 shares of Common Stock were issued to Sandstone Group Corp. and 55,500 shares were issued to Newbridge Securities Corporation for financial advisory services provided to Blue Star in connection with the Merger.

Equity Issuances

Concurrently with the closing of the Merger, the Company held an initial closing of its private placement offering (the “Offering”) of a minimum of $700,000 and a maximum of $3,200,000 of units of the Company’s securities (the “Units”), in which the Company sold 725 Units at a purchase price of $1,000 per Unit. Each Unit consisted of one share of the Company’s 8% Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”), initially convertible into shares (the “Conversion Shares”) of the Company’s Common Stock, at a conversion rate of $2.00 per share (the “Conversion Rate”) and (ii) a three-year warrant (the “Warrant”) to purchase one-half of one share of Common Stock for every share of Common Stock that would be received upon conversion of a share of Series A Stock (the “Warrant Shares”), at an exercise price equal to $2.40. The aggregate gross proceeds from the Offering were $725,000. The closing of the Offering and the closing of the Merger were conditioned upon each other and both closed on November 8, 2018.

On November 8, 2018, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the investors in the Offering. Pursuant to the terms of the Registration Rights Agreement, within 120 business days after the closing of the Offering, the Company is obligated toll file a registration statement (the “Registration Statement”) with the SEC covering the Conversion Shares and the Warrant Shares (collectively, the “Registrable Shares”) and use its commercially reasonable efforts to cause such Registration Statement to be declared effective and to keep such Registration Statement effective for a period of twelve months or for such shorter period ending on the earlier to occur of (x) the sale of all Registrable Securities and (y) the availability of Rule 144 for the sale of the Registrable Securities without volume limitations within a 90 day period. Notwithstanding the foregoing, in the event that the SEC limits the number of Registrable Securities that may be sold pursuant to the Registration Statement, the Company may remove from the Registration Statement such number of Registrable Securities as specified by the SEC on a pro-rata basis (the “SEC Cutback”). The holders of Registrable Shares will have “piggyback” registration rights for such Registrable Shares with respect to two registration statements in accordance with the terms and the notice requirements of the Registration Rights Agreement, subject to a SEC Cutback or a customary cutback in an underwritten offering, both which would be pro rata.

Settlement Agreement

Effective upon the closing of the Merger, the Company issued an aggregate of 688 Units to eleven “accredited investors” (the “Settlement Parties”) for each such individual or entity entering into a settlement and mutual general release agreement (the “Settlement Agreement”) with the Company in full and complete settlement and satisfaction and release of claims such Settlement Parties may have against the Company (the “Company Settlement”).

BLUE STAR FOODS CORP.

(Formerly AG Acquisition Group II, Inc.)

Notes to the Financial Statements

Year Ended October 31, 2018 and

for the Period from October 17, 2017 (inception) through October 31, 2017

Change to the Board of Directors and Executive Officers

On the Closing Date of the Merger, Laura Anthony and Howard Gostfrand, the then-current directors and Chief Financial Officer and Chief Executive Officer of the Company, respectively, resigned from all such positions as directors and officers of the Company and were replaced by new officers and directors. Immediately following the closing of the Merger, the Company’s board of directors was reconstituted to consist of John Keeler, Carlos Faria, Christopher Constable and Nubar Herian, with John Keeler being the Executive Chairman of the Board. Following the Merger, the Company’s officers consisted of the officers of Blue Star immediately prior to the Merger, with Carlos Faria being the Chief Executive Officer and President of the Company and Christopher Constable being the Chief Financial Officer, Treasurer and Secretary of the Company.

Redemption from Pre-Merger Holders

In connection with the Merger, the Company redeemed an aggregate of 9,250,000 shares of Common Stock from the Company’s pre-Merger stockholders (the “Pre-Merger Holders”) for cancellation by the Company. The Pre-Merger Holders retained an aggregate of 750,000 shares of the Company’s Common Stock after the Merger, representing a value of $1,500,000 million. The shares were surrendered in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger

Change in Fiscal Year

On November 8, 2018, the Company’s board of directors approved a change in the Company’s fiscal year from a fiscal year ending October 31 to a fiscal year ending on December 31 of each year, which is the fiscal year of Blue Star. The Company’s 2018 fiscal year will end on December 31, 2018.

2018 Equity Incentive Award Plan

In connection with the Merger, the Company adopted the 2018 Equity Incentive Award Plan (the “2018 Plan”), which was effective immediately prior to the consummation of the Merger. The principal purpose of the 2018 Plan is to attract, retain and motivate selected employees, consultants and non-employee directors through the granting of stock-based compensation awards and cash-based performance bonus awards. 7,500,000 shares of Common Stock are reserved for issuance under the 2018 Plan as future incentive awards to executive officers, employees, consultants and directors. Upon the closing of the Merger, (i) options to purchase an aggregate of 104 shares of Blue Star’s common stock at an exercise price of $10,000 per share, which were outstanding immediately prior to the closing of the Merger, were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of Common Stock at an exercise price of $0.333 under the 2018 Plan, and (ii) ten-year options to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00, which vest one-year from the date of grant, were issued under the 2018 Plan.

Revolving Line of Credit

In connection with Merger that occurred on November 8, 2018, the Company became the borrower on a $14,000,000 revolving line of credit with ACF. As of December 28, 2018, the Company had $8,078,712 in outstanding debt to ACF. Borrowings under our loan and security agreement with ACF are secured by substantially all of our personal property, including our intellectual property.

Pro forma results of operations (Unaudited)

Following are the supplemental consolidated results of operations of Blue Star Foods Corp. on an unaudited pro forma basis, as if the acquisition had been consummated on November 1, 2017. We have not presented pro-forma results of operations for the period October 17, 2017 to October 31, 2017 as they are not material to the consolidated results of operations, either individually or in aggregate.

(in thousands)
As of October 31,	2018
(unaudited)

Current Assets	11,897
Total Assets	12,260

Current Liabilities	12,880
Total Liabilities	12,883
Stockholder Deficit	(623)
Total Liabilities and Stockholder Deficit	12,260

(in thousands, except earnings per share)
Year Ended October 31,	2018
(Unaudited)

Revenue	32,102
Net Income	(5,042)

Diluted earnings per share	(0.32)

The following exhibits are included as part of this Annual Report:

EXHIBIT INDEX

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (1)
2.2	2.2	Articles of Merger between Blue Star and Acquisition Sub (1)
3.1	3.3	Amended and Restated Certificate of Incorporation (2)
3.2	3.4	By-Laws (2)
3.3	3.1	Certificate of Amendment, dated November 5, 2018 (3)
3.4	3.2	Certificate of Designation of 8% Series A Convertible Preferred Stock (3)
10.1	10.1	Form of Subscription Agreement (1)
10.2	10.2	Form of Amendment to Subscription Agreement (1)
10.3	10.3	Form of Warrant (1)
10.4	10.4	Form of Registration Rights Agreement (1)
10.5	10.5	Form of Settlement Agreement and Mutual General Release (1)
10.6	10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (1)
10.7	10.7	Form of Redemption Agreement (1)
10.8	10.8	2018 Incentive Stock Option Plan (1) †
10.9	10.9	Form of Stock Option Agreement (1) †
10.10	10.10	Loan and Security Agreement, dated August 31, 2016 between the Company and ACF (1)
10.11	10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (1)
10.12	10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (1)
10.13	10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (1)
10.14	10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (1)
10.15	10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (1)
10.16	10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (1)
10.17	10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (1)
10.18	10.18	Lease Agreement, dated May 1, 2001, between Blue Star and John Keeler Real Estate Holdings, Inc. (1)
10.19	10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (1)
10.20	10.20	$500,000 Demand Note, dated January 4, 2006 from Blue Star in favor of John Keeler and Maria Keeler (1)
10.21	10.21	$300,000 Demand Note, dated March 22, 2006 from Blue Star in favor of John Keeler and Maria Keeler (1)
10.22	10.22	$200,000 Demand Note, dated March 31, 2006 from Blue Star in favor of John Keeler and Maria Keeler (1)
10.23	10.23	$100,000 Demand Note, dated November 21, 2007, from Blue Star in favor of John Keeler (1)

57

10.24	10.24	$516,833.83 Demand Note, dated July 31, 2013 from Blue Star in favor of John Keeler (1)
10.25	10.25	$500,000 Demand Note, dated May 30, 2017 from Blue Star in favor of John Keeler (1)
16.1		Letter from D. Brooks and Associates CPA’s, P.A. to the SEC, dated December 31, 2018 (4)
21.1		List of Subsidiaries (5)
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
31.2		Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)
101.INS		XBRL Instance Document (5)
101.SCH		XBRL Taxonomy Extension Schema Document (5)
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document (5)
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document (5)
101.LAB		XBRL Taxonomy Extension Label Linkbase Document (5)
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document (5)

(1)	Filed with the SEC on November 14, 2018, as an exhibit, numbered as indicated above, to the Company’s Current Report on Form 8-K, dated November 8, 2018, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on May 17, 2018, as an exhibit, numbered as indicated above, to the Company’s Form 10/A, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on November 9, 2018, as an exhibit, numbered as indicated above, to the Company’s Current Report on Form 8-K, dated November 5, 2018, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on December 31, 2018, as an exhibit, numbered as indicated above, to Amendment No. 1 to the Company’s Current Report on Form 8-K, dated November 8, 2018, which exhibit is incorporated herein by reference.

(5)	Filed herewith.

†	Management contract or compensatory plan or arrangement.

58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: December 31, 2018	By:	/s/ Carlos Faria
	Name:	Carlos Faria
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: December 31, 2018	By:	/s/ Christopher Constable
	Name:	Christopher Constable
	Title:	Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler		December 31, 2018
John Keeler	Executive Chairman and Chairman of the Board of Directors

/s/ Carlos Faria		December 31, 2018
Carlos Faria	President, Chief Executive Officer and Director

/s/ Christopher Constable		December 31, 2018
Christopher Constable	Chief Financial Officer, Secretary, Treasurer and Director

59