Form 10-K
period 2018-12-31
Blue Star Foods Corp.
filed 2019-04-01
CIK 1730773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

As of June 30, 2018, there were 10,000,000 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding. Of these 10,000,000 shares, none were held by non-affiliates of the registrant. Therefore, the aggregate market value of securities held by non-affiliates as of May 31, 2018 was $0.00.

As of March 29, 2019, there were 16,028,164 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

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

PART I

ITEM 1. BUSINESS

History

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Since inception, and prior to the Merger (as defined below), we only engaged in organizational efforts. Following the Merger, we discontinued our prior activities of seeking a business for a merger or acquisition and acquired the business of John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation formed on May 5, 1995 (“Keeler & Co”).

On November 8, 2018 (the “Closing Date”), we consummated a merger (the “Merger”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) by and among the Company, Blue Star Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company (“Acquisition Sub”), Keeler & Co, and John Keeler, Keeler & Co’s sole stockholder (the “Keeler & Co Stockholder”). As a result of the Merger, effective as of November 8, 2018, Acquisition Sub merged with and into Keeler & Co, and Keeler & Co became a wholly-owned subsidiary of the Company.

In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Keeler & Co, an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakami salad, as its sole line of business.

At the Closing Date, each of the 500 shares of Keeler & Co’s common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for 30,000 shares of our common stock, $0.0001 par value per share (“Common Stock”). As a result, an aggregate of 15,000,000 shares of our Common Stock were issued to the Keeler & Co Stockholder.

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

Also, in connection with the Merger, the Company redeemed an aggregate of 9,250,000 shares of Common Stock from the Company’s pre-Merger stockholders (the “Pre-Merger Holders”) for cancellation by the Company (the “Share Redemption”). The Pre-Merger Holders retained an aggregate of 750,000 shares of our Common Stock after the Merger. The shares were surrendered in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

Our authorized capital stock currently consists of 100,000,000 shares of Common Stock, and 5,000,000 shares of the preferred stock, of which 10,000 shares have been designated as Series A Stock. Our Common Stock is not traded on any exchange or quoted on the OTC Markets, and there is no public market for our Common Stock.

Company Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Canada and Europe under several premium brand names such as Blue Star, Oceanica, Pacifika, Crab & Go and Harbor Banks. Our products are also sold in Mexico, Central America, the Caribbean, the European Union, the United Arab Emirates, Singapore and Hong Kong. The crab meat which we import is processed in 14 plants throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors. See “Description of Business” below.

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

Population Growth and Global Seafood Consumption

●	The United Nations estimates that there will be close to 9.8 billion people on our planet by the year 2050(1), a significant increase from the existing population estimates of 7.6 billion. (1)

(1)	United Nations – Department of Economic and Social Affairs (2017)

●	As the population has grown, so has per capita consumption. World per capita apparent fish consumption increased from an average of 9.9 kg in the 1960s to 14.4 kg in the 1990s and 19.7 kg in 2013, with preliminary estimates for 2014 and 2015 pointing towards further growth beyond 20 kg. (2)

(2)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

Sources of Seafood

●	Global total capture fishery production in 2014 was 93.4 million tons, of which 81.5 million tons from marine waters and 11.9 million tons from inland waters (3).

(3)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

●	Where seafood comes is sourced is changing in order to meet the demand. In 2014, a milestone was reached when the aquaculture sector’s contribution to the supply of fish for human consumption overtook that of wild-caught fish for the first time (4).

(4)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

Seafood Industry Participants

●	The mix of parties involved in seafood varies from the local village fisherman, to large, international, vertically-integrated seafood companies.

●	The total number of fishing vessels in the world in 2014 is estimated at about 4.6 million, with the fleet in Asia being the largest, consisting of 3.5 million vessels and accounting for 75 percent of the global fleet, followed by Africa (15%), Latin America and the Caribbean (6%), North America (2%) and Europe (2%) (5).

(5)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2016”.

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

Products

We currently have four products: Blue Star, Pacifika, Oceanica, and Crab & Go Premium Seafood.

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

The Company has two suppliers which accounted for approximately 76% of the Company’s total purchases during the year ended December 31, 2018. These two suppliers are located in Indonesia and the Philippines, which accounted for approximately 93% of the Company’s total purchases during 2018. These suppliers included Bacolod Blue Star Export Corp. (“Bacolod”), an affiliated party based in the Philippines, which accounted for approximately 49% of the Company’s total purchases during 2018. Five non-affiliated suppliers, PT Siger Jaya Abadi of Indonesia, PT Blue Star Anugrah of Indonesia, PT Bumi Menara Interusa of Indonesia, PT Nuansa Cipta Magello and PT Muria Bahari Indonesia made up the balance of the 44% of the supply concentration.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry. We sell our crab meat to our customers through purchase orders. Currently, almost 63% of our revenue is derived from fortune 500 customers. For the fiscal year ended December 31, 2018, sales to food distributors accounted for 57% of our revenue, sales to large buying cooperatives accounted for 11% of our revenue, and sales to retail and wholesale clubs accounting for 11% of our revenue. The balance of our revenue derived from smaller seafood distributors and value-added processors.

Our sales are diversified geographically throughout the United States, with Florida being the largest geographic concentration at 17% of sales. As typical in the seafood industry, a large portion of our revenue is located along the eastern seaboard with 42% of our revenue derived from sales to customers along the East Coast from Massachusetts to Florida. International sales directly or through our affiliate in the United Kingdom, Strike the Gold Foods, Ltd. make up roughly 3% of revenue.

The Company had three customers which accounted for approximately 65% of revenue during the year ended December 31, 2018. Outstanding receivables from these customers accounted for approximately 67% of the total accounts receivable as of December 31, 2018. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

The following is a list of our patents:

Title	Country	Patent No. OR Publication No	Issue Date	Application No.	Application Date
POUCH-PACKAGED CRABMEAT PRODUCT AND METHOD	US	2015/0257426 A1		14/205,742	3/12/2014
METHOD FOR PACKAGING CRABMEAT	US	8445046 B2	5/21/2013	13/681,027	11/19/2012
METHOD FOR PACKAGING CRABMEAT	US	8337922 B2	12/25/2012	10/691,480	10/21/2003
METHOD FOR PACKAGING CRABMEAT	EPC	1526091 B1			10/21/2004
	TH	28,256
	PH	1-2005-000216
	ID	21261

Our patents expire 20 years from the date of issuance.

The following is a list of our registered trademarks, and trademarks for which we have filed applications.

Mark	Registration No	Registration Date	Application No.	Application Date
SEASSENTIALS	4573673	22-Jul-14	86050295	28-Aug-13
AMERICA’S FAVORITE CRABMEAT	2961590	7-Jun-05	78344059	22-Dec-03
ECO-FRESH	4525998	6-May-14	77922376	28-Jan-10
	3858522	5-Oct-10	77885209	3-Dec-09
	3818057	13-Jul-10	77885203	3-Dec-09
OCEANICA	3711200	17-Nov-09	77595180	17-Oct-08
	2419060	9-Jan-01	75855876	19-Nov-99

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

Employees

As of March 29, 2019, we have sixteen full time employees and one part-time employee. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

Risks Related to Our Reliance on Third Parties

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

The report from our independent registered public accounting firm for the fiscal year ended December 31, 2018 includes an explanatory paragraph stating that for the year ended December 31, 2018, the Company incurred a net loss of $2,277,116, has an accumulated deficit of $3,853,139 and working capital deficit of $1,146,937, inclusive of $2,910,136 in subordinated stockholder debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

We are primarily dependent on two suppliers to provide our crab meat product.

The Company had two suppliers which accounted for approximately 76% of the Company’s total purchases during the year ended December 31, 2018. These two suppliers are located in Indonesia and the Philippinesand accounted for approximately 93% of the Company’s total purchases during the year ended December 31, 2018. These suppliers included Bacolod, which accounted for approximately 49% of the Company’s total purchases during 2018. The loss of any major supplier could have a material adverse impact on the Company’s results of operations, cash flows and financial position. John Keeler, our Executive Chairman, and Christopher Constable, our Chief Financial Officer, own 75% and 20%, respectively, of Bacolod, an exporter of pasteurized crab meat from the Philippines, and Messrs. Keeler and Constable own 80% and 15%, respectively, of Bicol Blue Star Export Co., a Philippine company (“Bicol”), and an indirect supplier of crab meat to the Company through Bacolod. Additionally, Mr. Constable manages the finance operations of these entities.

Three customers accounted for the majority of our revenue.

The Company had three customers which accounted for approximately 65% of revenue during the year ended December 31, 2018. . Outstanding receivables from these customers accounted for approximately 67% of the total accounts receivable as of December 31, 2018. The loss of any of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

Our loan and security agreement with ACF Finco I LP (“ACF”), contains operating and financial covenants that may restrict business and financing activities of our wholly-owned subsidiary, John Keeler & Co, Inc.

As of December 31, 2018, we had $8,203,725 in outstanding debt to ACF. Borrowings under our loan and security agreement with ACF are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement contains affirmative and negative covenants which restricts our wholly-owned subsidiary, John Keeler & Co, Inc.’s ability to, among other things:

●	dispose of or sell its assets;

●	make material changes in its business;

●	merge with or acquire other entities or assets;

●	incur additional indebtedness;

●	create liens on its assets;

●	pay dividends; and

●	make investments.

The operating and financial restrictions and covenants in our loan and security agreement, as well as any future financing agreements into which we may enter, may restrict our or our subsidiary’s ability to finance operations and engage in, expand or otherwise pursue business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our loan and security agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.

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

As a result of the Merger, Keeler & Co became subject to the reporting requirements of federal securities laws, which can be expensive.

As a result of the Merger, Keeler & Co became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause Keeler & Co’s expenses to be higher than they would have been if Keeler & Co remained privately-held and did not consummate the Merger.

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

In addition, Section 102 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

As of the date of this filing, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 94.7% of our Common Stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

ITEM 2. PROPERTIES

We lease approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility under a lease expiring in June 2021 for $16,916 per month from John Keeler Real Estate Holding, Inc. (“Keeler Real Estate”), a corporation owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of our Executive Chairman, John Keeler. The Company is a guarantor of the mortgage on the distribution facility which had a balance of approximately $1,307,007 as of December 31, 2018. We believe our current facilities are adequate for our immediate and near-term needs.

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

Holders

As of March 29, 2019, we have 16,028,164 shares of Common Stock outstanding held by 24 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	6,240,000	1,167	1,260,000
Equity compensation plans not approved by security holders	0	0	0

(1)	Represents (i) options to purchase 3,120,000 shares of common stock at $0.333 to Carlos Faria and (ii) options to purchase 3,120,000 shares of common stock at $2.00 per share to Christopher Constable granted under the 2018 Plan.

Recent Sales of Unregistered Securities

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

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

On November 8, 2018, we consummated the Merger pursuant to the terms of the Merger Agreement by and among the Company, Acquisition Sub, Keeler & Co and the Blue Star Stockholder. As a result of the Merger, effective as of November 8, 2018, Acquisition Sub merged with and into Keeler & Co, and Keeler & Co became a wholly-owned subsidiary of the Company.

In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Keeler & Co.

As a result of the Merger and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of Keeler & Co, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

The audited financial statements for our fiscal years ended December 31, 2018 and the audited financial statements as amended filed with the Securities Exchange Commission with the Company’s Form 8-K/A on December 31, 2108, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Net Sales. Revenue for the twelve months ended December 31, 2018 decreased 13.0% to $32,165,933 as compared to $36,951,923 for the twelve months ended December 31, 2017. The revenue decrease reflects a decrease in poundage sold attributable to a reduction in sales of Hanaii product from China. The Company elected not to purchase from China during the late summer into winter production season due to the uncertainty surrounding the trade tariffs being imposed on the product. The Company believed that these tariffs would remove any pricing advantage of the Hanaii product from China and would require the Company to sell at little to no margin on these products in order to be at a price point that would entice the customers to purchase Chinese Hanaii. Additionally, overall pricing pressures continued to soften industry demand as prices increased during 2018 to new market highs. We believe, these high prices caused customers to either downgrade their purchases to less expensive specifications, or remove crab from their menus altogether.

Cost of Goods Sold. Cost of goods sold for the twelve months ended December 31, 2018 decreased to $27,227,664 as compared to $31,254,430 for the twelve months ended December 31, 2017. The decrease is attributable to the revenue decline.

Gross Profit Margin. Gross profit margin for the twelve months ended December 31, 2018 decreased $759,224 to $4,938,269 from $5,697,493 for the twelve months ended December 31,2017. This decrease is directly attributable to the decreased revenue.

Gross profit margin for the twelve months ended December 31, 2018 remained consistent at 15.4% with the gross profit margin for the twelve months ended December 31, 2017.

Commissions Expenses. Commissions expenses decreased from $155,574 for the twelve months ended December 31, 2017 to $133,240 for the twelve-month period ended December 31, 2018. The decrease can be attributed to lower commissionable revenues.

Salaries & Wages Expense. Salaries and wages increased $734,971, to $2,594,677 for the twelve months ended December 31, 2018 as compared to $1,859,706 for the twelve months ended December 31, 2017. The increase can be directly attributed to stock-based compensation related to the issuance of options to two officers during 2018. The expense related to the options in 2018 was $808,338. Cash payment for salaries and wages decreased by $73,367 for the 12 months ending December 31, 2018, as a result of the re-alignment of our sales staff during 2018, reducing net sales salaries but leaving headcount the same during the year.

Settlement & Warrant Expenses Settlement and warrant expenses was $769,353 for the 12 months ending December 31, 2018 as compared to $0 for the same period in 2017. Settlement expense of $688,000 for 2018 relates directly to Series A Stock issued to the Settlement Parties. The Warrant expense of $81,353 for 2018 relates to the non-cash cost for the issuance of Warrants to the Settlement Parties and the investors in the Offering.

Other Operating Expense. Other operating expenses increased $368,846 from $2,340,163 for the twelve months ended December 31, 2017 to $2,709,009 for the twelve months ended December 31, 2018. The increase is primarily attributable to costs associated with the closing of the Merger. These costs include $530,000 paid to service providers in shares of common stock and $94,995 paid in cash. The balance of the increase relates to an increase in quality assurance expenses and insurance costs. Included in other operating expense for the 12 months ending December 31, 2018 was a settlement with a supplier for $388,199 pursuant to which such supplier agreed to reduce the amount the Company under a settlement and mutual release agreement entered into in October 2018.

Interest Expense. Interest expense increased from $969,416 for the twelve months ended December 31, 2017 to $1,009,106 for the twelve months ended December 31, 2018. This increase is due to an increase in interest paid to a stockholder of $12,300 for a full years’ interest on an additional $500,000 that was loaned to the Company in May 2017. $25,700 represents interest paid to ACF as a result of the increase in the 30-day LIBOR rate during 2018. Despite the fact that the average monthly loan balance decreased in 2018, the interest rate paid to ACF increased from 6.73% at December 31, 2017 to 8.96% at December 31, 2018.

Other Income/Expenses. Other expenses decreased from $29,478 for the twelve months ended December 31, 2017 to $0 for the twelve months ended December 31, 2018. The decrease is attributable to no charges related to bank forbearance for the 12 months ending December 31, 2018.

Net Income/(Loss). The Company generated a net loss of $2,277,116 for the twelve months ended December 31, 2018 as compared to a net profit of $343,156 for the twelve months ended December 31, 2017. The decrease can be attributed to the decrease in revenue combined with increased operating expenses associated with the completion of the Merger during the twelve months ending December 31, 2018.

Cash (Used in) Provided by Operating Activities. Cash provided by operating activities during the twelve months ended December 31, 2018 was $3,641,738 as compared to cash used in operating activities of $3,075,944 for the twelve months ended December 31, 2017. The increase is attributable to cash generated from inventory of $5,220,684 during the twelve months ended December 31, 2018 as compared to cash used for inventory of $3,429,637 during the twelve months ended December 31, 2017. Additionally, for the twelve months ended December 31, 2018 cash provided by Accounts receivable was $884,240 as compared to the cash provided by Accounts receivable of ($257,934) for the twelve months ended December 31, 2017. The Company used $1,139,619 to advance an affiliated supplier as compared to $981,972 provided for the 12 months ending December 31, 2017.

Cash Used in Investing Activities. Cash used in investing activities for the twelve months ended December 31, 2018 was $26,681 as compared to $33,491 cash used for the twelve months ended December 31, 2017.

Cash Provided by (Used in) Financing Activities. Cash used in financing activities for the twelve months ended December 31, 2018 was $3,288,084 as compared to cash provided in financing activities of $2,863,645 for the twelve months ended December 31, 2017. The primary usage of cash was a reduction in the outstanding line of credit of $3,905,425 as of December 31, 2018 as compared to an increase of $2,511,735 as of December 31, 2017. The Company also received $725,000 in proceeds from the sale of Series A Stock for the twelve months ending December 31, 2018 as compared to $0 in the prior year.

Liquidity and Capital Resources

The Company had cash of $13,143 as of December 31, 2018. At December 31, 2018, the Company had a working capital deficit of $1,146,937, including $2,910,136 in stockholder loans that are subordinated to ACF as compared to a working capital deficit of $1,676,219 at December 31, 2017, also including $2,910,136 in stockholder debt. The Company’s primary sources of liquidity consisted of inventory of $8,126,634 and accounts receivable of $3,449,487 at December 31, 2018. The increase in working capital was due primarily to the reduction of inventories of $4,826,216 and accounts receivable of $1,226,101, as opposed to the reduction in accounts payable and the working capital line of credit of $5,158,916. The Company also received proceeds of $725,000 for the sale of Series A Stock in the twelve months ending December 31, 2018.

The Company has historically financed its operations through the cash flow generated from operations, loans from John Keeler, a working capital line of credit and the sale of equity in private offerings.

Loan and Security Agreement

On August 31, 2016, the Company entered into a Loan and Security Agreement and a revolving credit note for a $14,000,000 revolving line of credit with ACF, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital. The credit facility was amended on November 18, 2016, September 19, 2017, October 16, 2017, September 19, 2018 and November 8, 2018. In the fourth amendment the term of this facility was extended to 2021 and is subject to early termination by the lender upon defined events of default. The Company continues to be obligated to meet certain financial covenants.

The line of credit bears an interest at the greater of (i) the 3-month LIBOR rate plus 6.25%, (ii) the prime rate plus 3.0% and (iii) 6.5%. Borrowing is based on up to 85% of eligible accounts receivable plus the net orderly liquidation value of eligible inventory at the same rate, subject to certain specified limitations. The credit line is collateralized by substantially all the assets of the Company and is personally guaranteed by John Keeler, our Executive Chairman. The Company is restricted with respect to certain distribution payments, use of funds and is required to comply with certain other covenants including certain financial ratios.

During the twelve months ending December 31,2018, the Company failed to meet certain financial covenants. Such default was waived in September 2018 pursuant to the fourth amendment to the Loan and Security Agreement and no default interest was incurred. The Company is currently in compliance with all covenants and the line of credit currently bears interest at the rate of 8.957%. At December 31 31, 2018, the outstanding balance of the line of credit was $8,203,725.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of approximately $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman. As of December 31, 2018, approximately $2,910,000 of principal was outstanding and $174,600 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”). The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note.

Critical Accounting Policies and Estimates

Variable Interest Entity

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, Consolidation, when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”), as defined in ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE.

The Company evaluates its interests in VIE’s on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike the Gold Foods, Ltd. (“Strike”), a related party entity which holds the Company’s inventory on consignment in United Kingdom (see Note 3). The Company evaluated its interest in Strike and determined that Strike is a VIE due to the Company’s implicit interest in Strike and the fact that Strike and the Company were under common control after the transfer of the controlling interest. Moreover, the Company determined that it is the primary beneficiary of Strike due to the fact that the Company had both the power to direct the activities that most significantly impact Strike and the obligation to absorb losses or the right to receive benefits from Strike. Therefore, the Company consolidated Strike in its financial statements.

Strike’s activities are reflected in the Company’s financial statements starting on April 1, 2014, the effective date of the controlling interest transfer. Strike’s equity is classified as non-controlling interest in the Company’s financial statements since the Company is not a shareholder of Strike. Strike was not a VIE of the Company and the Company was not the primary beneficiary of Strike prior to the controlling interest transfer.

The Company also evaluated its interest in three related party entities that are under common control with the Company, Bacolod, Bicol Blue Star Export Co. (“Bicol”) and John Keeler Real Estate Holding (“JK Real Estate”), in light of ASC 810. The Company purchased inventory from Bacolod, an exporter of pasteurized crab meat out of the Philippines. The Company purchased inventory, via Bacolod, from Bicol. The Company leases its office and warehouse facility from JK Real Estate, a landlord that is a related party through common family beneficial ownership.

The Company determined that Bacolod and Bicol are not VIE’s as they do not meet the criteria to be considered a VIE per ASC 810. The Company does not directly or indirectly absorb any variability of Bacolod or Bicol. The relationship between the Company and Bacolod and Bicol is strictly a supplier/customer relationship. Moreover, Bacolod and Bicol have other customers besides the Company. Even if the Company is no longer Bacolod or Bicol’s customer, they would be able to sustain their operations from selling their inventory to their other customers. As the Company concluded that Bacolod and Bicol are not VIE’s and the Company is not deemed their primary beneficiary, Bacolod or Bicol is not consolidated with the Company’s financial statements.

The Company determined that JK Real Estate is a VIE due the fact that the Company guarantees the mortgage on the facility rented from JK Real Estate. Therefore, JK Real Estate’s equity at risk is not deemed sufficient to permit JK Real Estate to finance its activities without subordinated financial support. Moreover, the activities of JK Real Estate are substantially conducted on behalf of the Company’s stockholder. The Company concluded that it not the primary beneficiary of JK Real Estate since the Company does not have the power to direct the activities that most significantly impact JK Real Estate. Therefore, JK Real Estate is not consolidated with the Company’s financial statements.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at the Company’s warehouse facility as well as public cold storage facilities and merchandise in transit from suppliers. The cost of inventory is primarily determined using the specific identification method. Inventory is valued at the lower of cost or market, using the first-in, first-out method.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $4,203,400 and $6,148,000 as of December 31, 2018 and December 31, 2017, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of approximately $39,300 for the years ended December 31, 2018 and December 31, 2017, which represents a reduction of approximately $88,600 from the year ending December 31, 2016.

Advances to Suppliers and Related Party

In the normal course of business, the Company may advance payments to its suppliers, including Bacolod, a related party. These advances are in the form of prepayments for products that will ship within a short window of time. In the event that it becomes necessary for the Company to return products or adjust for quality issues, the Company is issued a credit by the vendor in the normal course of business and these credits are also reflected against future shipments.

As of December 31, 2018 and December 31, 2017, the balance due from Bacolod for future shipments was approximately $1,139,619 and $0, respectively. The 2018 balances represent approximately three to four months of purchases from the supplier.

Revenue Recognition

Effective with the January 1, 2018 adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the associated ASUs (collectively, “Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company elected an accounting policy to treat shipping and handling activities as fulfillment activities. Consideration payable to a customer is recorded as a reduction of the arrangement’s transaction price, thereby reducing the amount of revenue recognized, unless the payment is for distinct goods or services received from the customer.

In periods prior to the adoption of Topic 606, the Company’s accounting policy was to recognize revenue when the products were shipped, the risks of ownership transferred to the customer and collectability was reasonably assured. Revenue was stated net of sales returns and allowances. The incentives for sales discounts and promotions the Company offers to its customers were accounted for as a reduction of revenue when they were characterized as cash consideration, in accordance with ASC 605, Revenue Recognition. Otherwise, the incentives were expensed.

Recently Adopted Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 is intended to provide a more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We adopted the new standard using the modified retrospective method on January 1, 2018.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We examined our revenue recognition policy specific to all revenue streams governing product sales and have come to conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. We reviewed all of our contracts, and determined the potential impact to our accounting policies, financial controls and operations. Our conclusions include recognizing revenue on product sales once the product is sold to the distributor or retail customers.

As noted above, we used the modified retrospective method to adopt the new standard. This means that we did not restate previously issued financial statements, but we recorded a one-time adjustment to retained earnings of ($81,520). This adjustment represents the sales of our product to our customers prior to January 1, 2018, that had not been delivered or in control of the customer.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

	Balance at December 31, 2017	Adjustments due to Adoption of ASC 606	Balance at January 1, 2018
ASSETS
Accounts receivable, net	$4,675,588	$(341,861)	$4,333,727
Inventory, net	12,952,850	394,468	13,347,318
Total Assets	$18,244,859	$52,607	$18,297,466

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable and accruals	$4,409,232	$134,127	$4,543,359
Accumulated deficit	(1,494,927)	(81,520)	(1,576,447)
Total liabilities and stockholder’s deficit	$18,244,859	$52,607	$18,297,466

Previously, we recognized revenue on product sales once the product left the company’s warehouse. Effective January 1, 2018, we began recognizing revenue when our customers, take control of our product be it a shipment or upon delivery. This will have the impact of us recognizing revenue approximately seven calendar days later than before adopting the new standard. The following financial statement line items for twelve months ended December 31, 2018 were affected as a result of the adoption:

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	12 months ended December 31, 2018
	As Reported	Effect of Change	Balances without Adoption of ASC 606
Revenue, Net	$32,165,933	(472,171)	$32,638,104
Cost of revenue (including approximately $11,086,491 and $17,230,000 respectively, purchased from related party)	$27,227,664	$(382,766)	$27,610,430
Net Loss	$(2,277,116)	$(89,405)	$(2,187,711)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	(0.15)	(0.01)	(0.15)

CONSOLIDATED BALANCE SHEET

	12 months ended December 31, 2018
	Balance as Presented	Effect of Change	Balances without Adoption of ASC 606
ASSETS
Accounts receivable, net	$3,449,487	$(243,177)	$3,206,310
Inventory, net	8,126,634	281,361	8,407,995
Total Assets	$13,481,318	$38,184	$13,519,502

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable and accruals	$3,155,741	$127,589	$3,283,330
Accumulated deficit	(3,853,139)	(89,405)	(3,942,544)
Total liabilities and stockholder’s deficit	$13,481,318	$38,184	$13,519,502

ASC 606 did not have an aggregate impact on our net cash provided by operating activities but resulted in offsetting changes in certain assets and liabilities presented within net cash used in operating activities in our consolidated statement of cash flows, as reflected in the above tables.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”), as amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance.

ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

Management expects that most of its operating leases (primarily warehouse space) will be recognized as operating lease liabilities and right of use assets on its consolidated balance sheet. The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: (1) whether expired or existing contracts are or contain leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for existing leases.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Stars Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Stars Foods Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note three to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note three. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2014.

Houston, Texas

April 1, 2019

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2018	2017
ASSETS

CURRENT ASSETS
Cash (including VIE $5,561 and $22,571, respectively)	$13,143	$29,377
Restricted Cash	334,083	29,498
Accounts receivable, net (including VIE $49,624 and $138,333, respectively)	3,449,487	4,675,588
Inventory, net (including VIE $117,816 and $257,798, respectively)	8,126,634	12,952,850
Advances to related party	1,139,619	-
Other current assets (including VIE $4,351 and $3,656, respectively)	90,929	99,997
Total current assets	13,153,895	17,787,310

FIXED ASSETS, net	109,169	146,496

OTHER ASSETS	218,254	311,053

TOTAL ASSETS	$13,481,318	$18,244,859

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accruals (including VIE $95,720 and $318,073, respectively)	$3,155,741	$4,409,232
Working capital line of credit	8,203,725	12,109,150
Current maturities of long-term debt	31,230	35,011
Stockholder notes payable - Subordinated	2,910,136	2,910,136
Total current liabilities	14,300,832	19,463,529

LONG -TERM DEBT	-	33,878

TOTAL LIABILITIES	14,300,832	19,497,407

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Blue Star Foods Corp. Stockholder’s Deficit
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of December 31, 2018 and 0 shares outstanding as of December 31, 2017	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,023,164 shares issued and outstanding (including 8,164 shares declared as stock dividend on December 31, 2018) as of December 31, 2018 and 15,000,000 shares outstanding as of December 31, 2017	1,603	1,500
Additional paid-in capital	3,404,774	558,257
Accumulated deficit	(3,853,139)	(1,494,927)
Total Blue Star Foods Corp. stockholder’s deficit	(446,762)	(935,170)

Non-controlling interest	(440,833)	(424,081)
Accumulated other comprehensive income (VIE)	68,081	106,703
Total VIE’s deficit	(372,752)	(317,378)

TOTAL STOCKHOLDER’S DEFICIT	(819,514)	(1,252,548)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$13,481,318	$18,244,859

The accompanying notes are an integral part of these financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

TWELVE MONTHS ENDED DECEMBER 31,

	2018	2017

REVENUE, NET	$32,165,933	$36,951,923

COST OF REVENUE (including approximately $11,086,491 and $17,230,000 respectively, purchased from related party)	27,227,664	31,254,430

GROSS PROFIT	4,938,269	5,697,493

COMMISSIONS	133,240	155,574
SALARIES & WAGES	2,594,677	1,859,706
SETTLEMENT & WARRANT EXPENSE	769,353	-
OTHER OPERATING EXPENSES	2,709,009	2,340,163

INCOME (LOSS) FROM OPERATIONS	(1,268,010)	1,342,050

OTHER EXPENSE	-	(29,478)
INTEREST EXPENSE	(1,009,106)	(969,416)

NET INCOME (LOSS)	(2,277,116)	343,156

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(16,752)	(50,716)

NET INCOME (LOSS) ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(2,260,364)	$393,872

DIVIDEND ON PREFERRED STOCK	16,328	-

NET INCOME (LOSS) ATTRIBUABLE TO BLUE STAR FOODS CORP. COMMON SHAREHOLDERS	$(2,276,692)	$393,872
COMPREHENSIVE INCOME (LOSS):

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(38,622)	56,010

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(55,374)	$5,294

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(2,260,364)	$393,872

PRO FORMA DATA:
PRO FORMA INCOME TAX EXPENSE	3,004	214,321

PRO FORMA NET (LOSS) INCOME ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(2,263,368)	$179,551

PRO FORMA COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(2,263,368)	$179,551

Loss per basic and diluted common share:
Basic net income (loss) per common share	$(0.15)	$0.03
Basic weighted average common shares outstanding	15,147,384	15,000,000
Fully diluted net income (loss) per common share	$(0.15)	$0.03
Fully diluted weighted average common shares outstanding	15,147,384	15,000,000

The accompanying notes are an integral part of these financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

YEARS ENDED DECEMBER 31, 2018 and 2017

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

December 31, 2016			15,000,000	1,500	558,257	(1,888,799)	(1,329,042)	(322,672)	(1,651,714)

Net Income			-	-	-	393,872	393,872	(50,716)	343,156
							-
Comprehensive loss			-	-	-	-	-	56,010	56,010

December 31, 2017	-	-	15,000,000	1,500	558,257	(1,494,927)	(935,170)	(317,378)	(1,252,548)

606 Adjustment to January 1, 2018						(81,520)	(81,520)		(81,520)

Adjusted January 1, 2018	-	-	15,000,000	1,500	558,257	(1,576,447)	(1,016,690)	(317,378)	(1,334,068)

Reverse Merger recapitalization			750,000	75	(2,475)		(2,400)		(2,400)

Common stock issue for service			265,000	27	529,974		530,001		530,001

Preferred Stock Issued for Cash	725	-			725,000		725,000		725,000

Preferred Stock Issued in Connection with SOR investors	688	-			688,000		688,000		688,000

Option Expense					808,338		808,338		808,338

Warrant Expense					81,353		81,353		81,353

Series A 8% Dividend issued in Common Stock			8,164	1	16,327	(16,328)	-		-

Net Loss				-		(2,260,364)	(2,260,364)	(16,752)	(2,277,116)

Comprehensive loss			-	-	-	-	-	(38,622)	(38,622)

December 31, 2018	1,413	-	16,023,164	1,603	3,404,774	(3,853,139)	(446,762)	(372,752)	(819,514)

The accompanying notes are an integral part of these financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(2,277,116)	$343,156
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation & Settlement Expense	2,107,692	-
Depreciation of fixed assets	64,008	62,400
Amortization of intangible assets	7,326	6,491
Amortization of loan costs	155,474	164,457
Settlement of Accounts Payable	(388,199)	-
Allowance for inventory obsolescence	-	(88,584)
Changes in operating assets and liabilities:
Receivables	884,240	(257,934)
Inventories	5,220,684	(3,429,637)
Advances to affiliated supplier	(1,139,619)	981,972
Other current assets	9,068	70,370
Other assets	-	(23,071)
Accounts payable and accruals	(1,001,820)	(905,564)
Net cash provided by (used) in operating activities	3,641,738	(3,075,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(26,681)	(33,491)
Net cash used in investing activities	(26,681)	(33,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Preferred Stock Offering	725,000	-
Proceeds from working capital lines of credit	32,503,116	39,080,437
Repayments of working capital lines of credit	(36,408,541)	(36,568,702)
Principal payments of long-term debt	(37,659)	(33,090)
Proceeds from stockholder notes payable - Subordinated	-	500,000
Payments of Loan costs	(70,000)	(115,000)
Net cash provided by (used) in financing activities	(3,288,084)	2,863,645

Effect of exchange rate changes on cash	(38,622)	56,010

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	288,351	(189,780)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	58,875	248,655

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$347,226	$58,875

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	16,328	-
Reverse Merger Recapitalizaton	2,400	-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$995,088	$969,483

The accompanying notes are an integral part of these financial statements

Blue Star Foods Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2018 and 2017

Note 1.

Company Overview

Located in Miami, Florida, Blue Star Foods Corp. (the “Company”) is a sustainable seafood company. The company’s main operating business, John Keeler & Co., Inc. has been in business for approximately twenty-one years. The Company was formed under the laws of the State of Delaware. The current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States of America, Canada and Europe under several brand names such as Blue Star, Oceanica, Pacifika and Harbor Banks.

On November 8, 2018 the sole shareholder of John Keeler & Co., Inc. executed an Agreement and Plan of Merger and Reorganization with Blue Star Foods Corp. (Formerly A.G. Acquisition Group II, Inc.) and Blue Star Acquisition Corp. John R. Keeler exchanged his 500 shares with a par value of $1.00 in John Keeler & Co., Inc. for the 15,000,000 shares with a par value of $.0001 of the then outstanding 16,015,000 outstanding shares. As part of the merger, the net liabilities existing in the company as of the date of the merger totaling approximately $2,400 were converted to equity as part of this transaction. The prior owners of Blue Star Foods Corp. received 750,000 shares of common stock as part of this transaction, and various service providers received 265,000 shares as compensation for their work on the transaction resulting in and expense and additional paid in capital of $530,001. Additionally, there were 725 Series A Preferred shares and 181,250 warrants issued to private placement investors for total capital contribution of $725,000, 688 Series A Preferred shares and 172,000 warrants issued for settlement with prior investors which had a fair value of $688,000 and $81,353 respectively. Lastly, upon the close of the merger there were 3,120,000 options to purchase common stock issued to Christopher Constable. Additionally, Carlos Faria held options to purchase 104 shares of John Keeler & Co., Inc. prior to the merger. These options were immediately converted at closing to 3,120,000 options to purchase common stock in Blue Star Foods Corp.

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of John Keeler & Co., Inc.’s stock will have effective control of Blue Star Foods Corp. In addition, John Keeler & Co., Inc. will have control of the combined entity through control of the Board by designating all four of the board seats. Additionally, all of John Keeler & Co., Inc.’s officers and senior executive positions will continue on as management of the combined entity after consummation of the Merger. For accounting purposes, John Keeler & Co., Inc. will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of Blue Star Foods Corp. Accordingly, John Keeler & Co., Inc.’s assets, liabilities and results of operations are the historical financial statements of the registrant, and the John Keeler & Co., Inc.’s assets, liabilities and results of operations have been consolidated with Blue Star Foods Corp effective as of the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, John Keeler & Co, a wholly owned subsidiary, and its variable interest entity for which the John Keeler & Co. the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entity

Under Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 810, Consolidation, when a reporting entity is the primary beneficiary of an entity that is a variable interest entity (“VIE”), as defined in ASC 810, the VIE must be consolidated into the financial statements of the reporting entity. The determination of which owner is the primary beneficiary of a VIE requires management to make significant estimates and judgments about the rights, obligations, and economic interests of each interest holder in the VIE.

The Company evaluates its interests in VIE’s on an ongoing basis and consolidates any VIE in which it has a controlling financial interest and is deemed to be the primary beneficiary. A controlling financial interest has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact its economic performance; and (ii) the obligation to absorb losses of the VIE that could potentially be significant to it or the right to receive benefits from the VIE that could be significant to the VIE.

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike the Gold Foods, Ltd. (“Strike”), a related party entity which holds the Company’s inventory on consignment in United Kingdom (see Note 3). The Company evaluated its interest in Strike and determined that Strike is a VIE due to the Company’s implicit interest in Strike and the fact that Strike and the Company were under common control after the transfer of the controlling interest. Moreover, the Company determined that it is the primary beneficiary of Strike due to the fact that the Company had both the power to direct the activities that most significantly impact Strike and the obligation to absorb losses or the right to receive benefits from Strike. Therefore, the Company consolidated Strike in its financial statements.

Strike’s activities are reflected in the Company’s financial statements starting on April 1, 2014, the effective date of the controlling interest transfer. Strike’s equity is classified as non-controlling interest in the Company’s financial statements since the Company is not a shareholder of Strike. Strike was not a VIE of the Company and the Company was not the primary beneficiary of Strike prior to the controlling interest transfer.

The Company also evaluated its interest in three related party entities that are under common control with the Company, Bacolod Blue Star Export Corp. (“Bacolod”), Bicol Blue Star Export Co. (“Bicol”) and John Keeler Real Estate Holding (“JK Real Estate”), in light of ASC 810. The Company purchased inventory from Bacolod, an exporter of pasteurized crab meat out of the Philippines. The Company purchased inventory, via Bacolod, from Bicol. The Company leases its office and warehouse facility from JK Real Estate, a landlord that is a related party through common family beneficial ownership (see Note 7).

The Company determined that Bacolod and Bicol are not VIE’s as they do not meet the criteria to be considered a VIE per ASC 810. The Company does not directly or indirectly absorb any variability of Bacolod or Bicol. The relationship between the Company and Bacolod and Bicol is strictly a supplier/customer relationship (see Advances to Suppliers and Related Party accounting policy). Moreover, Bacolod and Bicol have other customers besides the Company. Even if the Company is no longer Bacolod or Bicol’s customer, they would be able to sustain their operations from selling their inventory to their other customers. As the Company concluded that Bacolod and Bicol are not VIE’s and the Company is not deemed their primary beneficiary, Bacolod or Bicol is not consolidated with the Company’s financial statements.

The Company determined that JK Real Estate is a VIE due the fact that the Company guarantees the mortgage on the facility rented from JK Real Estate. Therefore, JK Real Estate’s equity at risk is not deemed sufficient to permit JK Real Estate to finance its activities without subordinated financial support. Moreover, the activities of JK Real Estate are substantially conducted on behalf of the Company’s stockholder. The Company concluded that it not the primary beneficiary of JK Real Estate since the Company does not have the power to direct the activities that most significantly impact JK Real Estate. Therefore, JK Real Estate is not consolidated with the Company’s financial statements.

Cash, Restricted Cash and Cash Equivalents

On January 1, 2018 the Company adopted the provisions of ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents and amounts generally described as restricted cash.

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company considers any cash balance in the lender designated cash collateral account as restricted cash. All cash proceeds must be deposited into cash collateral account, and will be cleared and applied to the line of credit. The Company has no access to this account, and the purpose of the funds is restricted to repayment of the line of credit. As of December 31, 2018 and 2017 restricted cash was approximately $334,500 and $29,500.

Accounts Receivable

Accounts receivable consist of unsecured obligations due from customers under normal trade terms, usually net 30 days. The Company grants credit to its customers based on the Company’s evaluation of a particular customer’s credit worthiness.

Allowances for doubtful accounts are maintained for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Receivables are written off as uncollectible and deducted from the allowance for doubtful accounts after collection efforts have been deemed to be unsuccessful. Subsequent recoveries are netted against the provision for doubtful accounts expense. The Company generally does not charge interest on receivables.

Receivables are net of estimated allowances for doubtful accounts and sales return and allowances. They are stated at estimated net realizable value. As of December 31, 2018 and 2017, the Company recorded sales return and allowances and refund liability of approximately $159,500 and $155,000, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2018 and 2017.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at the Company’s warehouse facility as well as public cold storage facilities and merchandise in transit from suppliers. The cost of inventory is primarily determined using the specific identification method. Inventory is valued at the lower of cost or market, using the first-in, first-out method.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $4,203,400 and $6,148,000 as of December 31, 2018 and December 31, 2017, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of approximately $39,300 for the years ended December 31, 2018 and December 31, 2017, this represents a reduction of approximately $88,600 from the year ending December 31, 2016.

Advances to Suppliers and Related Party

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Bacolod, a related party. These advances are in the form of prepayments for products that will ship within a short window of time. In the event that it becomes necessary for the Company to return products or adjust for quality issues, the Company is issued a credit by the vendor in the normal course of business and these credits are also reflected against future shipments.

As of December 31, 2018 and 2017, the balance due from the related party for future shipments was approximately $1,139,619 and $0 respectively. The 2018 balances represent approximately three to four months of purchases from the supplier.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and are being depreciated using the straight-line method over the estimated useful life of the asset as follows:

Furniture and fixtures	7 to 10 years
Computer equipment	5 years
Warehouse and refrigeration equipment	10 years
Leasehold improvements	7 years
Automobile	5 years
Trade show booth	7 years

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life of the improvement or the remaining lease term.

The Company capitalizes expenditures for major improvements and additions and expenses those items which do not improve or extend the useful life of the fixed assets.

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2018 and 2017, the Company believes the carrying values of its long-lived assets are recoverable and as such, the Company did not record any impairment.

Other Comprehensive (loss) Income

The Company reports its comprehensive (loss) income in accordance with ASC 220, Comprehensive Income, which establishes standards for reporting and presenting comprehensive (loss) income and its components in a full set of financial statements. Other comprehensive (loss) income consists of net income (loss) and cumulative foreign currency translation adjustments.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. Dollars. The assets and liabilities held by the Company’s VIE have a functional currency other than the U.S. Dollar. They are translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. The VIE’s revenue and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The rates used in the financial statements as presented for December 31, 2018 and 2017 were 1.336 and 1.289 US dollar to UK pound sterling, respectively. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately ($38,600) and $56,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

Revenue Recognition

Effective with the January 1, 2018 adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the associated ASUs (collectively, “Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company elected an accounting policy to treat shipping and handling activities as fulfillment activities. Consideration payable to a customer is recorded as a reduction of the arrangement’s transaction price, thereby reducing the amount of revenue recognized, unless the payment is for distinct goods or services received from the customer.

In periods prior to the adoption of Topic 606, the Company’s accounting policy was to recognize revenue when the products were shipped, the risks of ownership transferred to the customer and collectability was reasonably assured. Revenue was stated net of sales returns and allowances. The incentives for sales discounts and promotions the Company offers to its customers were accounted for as a reduction of revenue when they were characterized as cash consideration, in accordance with ASC 605, Revenue Recognition. Otherwise, the incentives were expensed.

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $127,000 and $108,000, for the years ended December 31, 2018 and 2017, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentration

The Company had three customers which accounted for approximately 65% and 63%, of revenue during the years ended December 31, 2018 and 2017, respectively. Outstanding receivables from these customers accounted for approximately 65% and 66% of the total accounts receivable as of December 31, 2018 and 2017, respectively. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had three suppliers which accounted for approximately 87% of the Company’s total purchases during the year ended December 31, 2018. These three suppliers are located in two countries, Indonesia, and the Philippines, which accounted for approximately 93% of the Company’s total purchases during the year ended December 31, 2018.

The Company had three suppliers which accounted for approximately 75% of the Company’s total purchases during the year ended December 31, 2017. These three suppliers are located in three countries, Indonesia, Philippines, and China, which accounted for approximately 93% of the Company’s total purchases during the year ended December 31, 2017.

These suppliers included Bacolod, a related party, which accounted for approximately 49% and 53% of the Company’s total purchases, during the years ended December 31, 2018 and 2017, respectively.

On September 20, 2018, the company entered into a settlement and mutual release agreement with a supplier that the company was engaged in a commercial dispute. The settlement resulted in a reduction of the outstanding accounts payable to that supplier of $388,199 to a balance due of $1,465,000. The balance due to this supplier as of December 31, 2018 was approximately $1,297,800.

The loss of any major supplier could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and debt obligations. We believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand.

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Footnote 6 - Series A Convertible Preferred Stock, as of December 31, 2018, 1,413 shares of Preferred Stock could be converted into 706,500 shares of common stock. As further described in Footnote 7 – Options & Warrants, as of December 31, 2018, 6,240,000 options may be exercised and 353,250 Warrants are eligible for exercise. There were no Preferred Stock, Warrants or Options outstanding as of December 31, 2017

As there was a net loss for the years ended December 31, 2018, basic and diluted losses per share are the same.

Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has elected to adopt ASU 2016-09 and has a policy to account for forfeitures as they occur.

Non-Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, “Equity Based Payments to Non-Employees,” which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Related Parties:

The Company accounts for related party transactions in accordance with ASC 850 (“Related Party Disclosures”). A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

As of December 31, 2018 and 2017, there was $174,600 and $162,300 in interest paid to related parties on subordinated notes payable. See Note 6 Stockholder Notes Payable and Note 4 Consolidation of Variable Interest Entity for further information.

Reclassifications

Certain amounts in prior year have been reclassified to conform to the current year presentation.

Income Taxes

Accounting policies:

Prior to November 8, 2018, the Company was taxed under the provisions of subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay corporate federal income taxes on its taxable income but was liable for Florida corporate income taxes and Texas Franchise Tax. The shareholder was liable for individual income taxes on the Company’s taxable income. Post-merger, the Company file consolidated federal and state income tax returns.

Unaudited pro forma amounts for income tax expense have been presented assuming the Company’s pro forma effective tax rate of (2.56)% for the year ended December 31, 2018, and 68.09 % for the year ended December 31, 2017 as if it had been a C corporation during those periods. The pro-forma provision for income taxes excludes information related to the Company’s VIE.

Income tax expense is the total of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2018 or 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers”, and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 is intended to provide a more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability. Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We adopted the new standard using the modified retrospective method on January 1, 2018.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We examined our revenue recognition policy specific to all revenue streams governing product sales and have come to conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. We reviewed all of our contracts, and determined the potential impact to our accounting policies, financial controls and operations. Our conclusions include recognizing revenue on product sales once the product is sold to the distributor or retail customers.

As noted above, we used the modified retrospective method to adopt the new standard. This means that we did not restate previously issued financial statements, but we recorded a one-time adjustment to retained earnings of ($81,520). This adjustment represents the sales of our product to our customers prior to January 1, 2018, that had not been delivered or in control of the customer.

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows:

	Balance at December 31, 2017	Adjustments due to Adoption of ASC 606	Balance at January 1, 2018
ASSETS
Accounts receivable, net	$4,675,588	$(341,861)	$4,333,727
Inventory, net	12,952,850	394,468	13,347,318
Total Assets	$18,244,859	$52,607	$18,297,466

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable and accruals	$4,409,232	$134,127	$4,543,359
Accumulated deficit	(1,494,927)	(81,520)	(1,576,447)
Total liabilities and stockholder’s deficit	$18,244,859	$52,607	$18,297,466

Previously, we recognized revenue on product sales once the product left the company’s warehouse. Effective January 1, 2018, we began recognizing revenue when our customers, take control of our product be it a shipment or upon delivery. This will have the impact of us recognizing revenue approximately seven calendar days later than before adopting the new standard. The following financial statement line items for twelve months ended December 31, 2018 were affected as a result of the adoption:

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	12 months ended December 31, 2018
	As Reported	Effect of Change	Balances without Adoption of ASC 606
Revenue, Net	$32,165,933	(472,171)	$32,638,104
Cost of revenue	$27,227,664	$(382,766)	$27,610,430
Net Loss	$(2,277,116)	$(89,405)	$(2,187,711)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	(0.15)	(0.01)	(0.15)

CONSOLIDATED BALANCE SHEET

	12 months ended December 31, 2018
	Balance as Presented	Effect of Change	Balances without Adoption of ASC 606
ASSETS
Accounts receivable, net	$3,449,487	$(243,177)	$3,206,310
Inventory, net	8,126,634	281,361	8,407,995
Total Assets	$13,481,318	$38,184	$13,519,502

LIABILITIES AND STOCKHOLDER’S DEFICIT
Accounts payable and accruals	$3,155,741	$127,589	$3,283,330
Accumulated deficit	(3,853,139)	(89,405)	(3,942,544)
Total liabilities and stockholder’s deficit	$13,481,318	$38,184	$13,519,502

ASC 606 did not have an aggregate impact on our net cash provided by operating activities but resulted in offsetting changes in certain assets and liabilities presented within net cash used in operating activities in our consolidated statement of cash flows, as reflected in the above tables.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance ASU No. 2016-02, “Leases” (“ASU 2016-02”), as amended by ASU 2018-10, “Codification Improvements to Topic 842, Leases” and ASU 2018-11, “Leases (Topic 842): Targeted Improvements.” Under the new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The new guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance.

ASC 842 was previously required to be adopted using the modified retrospective approach. However, in July 2018, the FASB issued ASU 2018-11, which allows for retrospective application with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this option, entities would not need to apply ASC 842 (along with its disclosure requirements) to the comparative prior periods presented.

Management expects that most of its operating leases (primarily warehouse space) will be recognized as operating lease liabilities and right of use assets on its consolidated balance sheet. The Company has elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the option to not reassess: 1) whether expired or existing contracts are or contain leases; 2) the lease classification for expired or existing leases; and 3) initial direct costs for existing leases.

Note 3.	Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the year ended December 31, 2018, the Company incurred a net loss of $2,277,116, has an accumulated deficit of $3,853,139 and working capital deficit of $1,146,937, inclusive of $2,910,136 in subordinated stockholder debt. The company does have a positive cash flow from operations. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4.	Consolidation of Variable Interest Entities

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike (see Note 2). The Company concluded that Strike is a VIE and the Company is the primary beneficiary of Strike, in accordance with ASC 810, Consolidation. Therefore, the Company consolidated Strike in its financial statements. Strike’s activities are reflected in the Company’s financial statements starting on April 1, 2014, the effective date of the controlling interest transfer. Strike was not a VIE of the

Company and the Company was not the primary beneficiary of Strike prior to the effective date of the controlling interest transfer of April 1, 2014. Strike’s equity is classified as non-controlling interest in the Company’s financial statements since the Company is not a shareholder of Strike.

The information below represents the assets, liabilities and non-controlling interest related to Strike as of December 31, 2017 and December 31, 2016.

December 31, 2018
Assets	$177,352
Liabilities	95,720
Non-controlling interest	(440,883)

December 31, 2017
Assets	$422,358
Liabilities	318,073
Non-controlling interest	(424,081)

Note 5.	Fixed Assets

Fixed assets comprised the following at December 31:

	2018	2017
Computer equipment	$27,320	$22,924
Warehouse and refrigeration equipment	157,839	135,607
Leasehold improvements	26,600	26,600
Automobile	174,620	174,621
Total	386,379	359,752
Less: Accumulated depreciation and amortization	(277,210)	(213,256)
Fixed assets, net	$109,169	$146,496

For the years ended December 31, 2018 and 2017, depreciation and amortization expense of fixed assets totaled approximately $64,000 and $62,400 respectively.

Note 6.

Stockholder Notes Payable

The Company had unsecured promissory notes outstanding to its stockholder of approximately $2,910,000 as of December 31, 2018 and 2017. These notes are payable on demand and bear an annual interest rate of 6%. These notes are subordinated to AFS Finco I LP (“Ares”) as a stipulation to the working capital line of credit. Principle payments are not allowed under this subordination agreement that was effective August 31, 2016. No Principal payments were made by the Company during 2018 or 2017. The Stockholder loaned an additional $500,000 in subordinated funds to the Company during the year ended December 31, 2017.

Interest expense for the stockholder notes totaled approximately $174,600 and $162,300 for the years ending December 31, 2018 and 2017, respectively.

Note 7.	Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with ACF Finco I, LP on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018 and November 8, 2018. In the fourth amendment the term of this facility was extended to a term of 5 years from the effective date and is subject to early termination by the lender upon defined events of default. The Company continues to be obligated to meet certain financial covenants.

The line of credit bears an interest rate equal to the greater of 3 Month LIBOR rate plus 6.25%, the Prime rate plus 3.0% or a fixed rate of 6.5%.

The Ares line of credit agreement is subject to the following terms:

●	Borrowing is based on up to 85% of eligible accounts receivable plus the net orderly liquidation value of eligible inventory at the same rate, subject to certain defined limitations.
●	The line is collateralized by substantially all the assets and property of the Company and is personally guaranteed by the stockholder of the Company.
●	The Company is restricted to specified distribution payments, use of funds, and is required to comply with certain other covenants including certain financial ratios.
●	All cash received by the Company is applied against the outstanding loan balance.
●	A subjective acceleration clause allows Ares to call the note upon a material adverse change.

During the year ended December 31, 2018, the Company failed to meet certain financial covenants. The bank issued the fourth amendment to the loan and security agreement dated September 19, 2018 waiving the defaults of the financial covenants, and resetting certain financial covenants. The Company is in compliance with all bank covenants as of December 31, 2018.

On November 8, 2018, Inc. the company entered into the fifth amendment to the loan and security agreement with Ares Financial. This amendment memorialized the change in ownership of John Keeler & Co., Inc as a wholly owned subsidiary of Blue Star Foods Corp. as well as the change of John Keeler from CEO to Executive Chairman, and the appointment of Carlos Faria as the CEO of John Keeler & Co., Inc.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remain unchanged

As of December 31, 2018, the line of credit bears interest rate of 8.96%.

As of December 31, 2018 and 2017, the line of credit had an outstanding balance of approximately $8,204,000 and $12,100,000, respectively.

The Company amortizes loan costs on a straight-line basis, which approximates the interest method, over the term of the credit facility. The Company added loan costs associated with the working capital lines of credit of approximately $70,000 and $115,000 for the twelve months ending December 31, 2018 and 2017, leaving balances in the asset of $109,200 and $195,000, net of approximately $384,500 and $229,000 of accumulated amortization as of December 31, 2018 and 2017, respectively. The Company recorded amortization expense of approximately $155,500 and $164,000 during the years ended December 31, 2018 and 2017, respectively.

Long-Term Debt

As of December 31, 2018 and 2017, long-term debt consisted of a note payable outstanding with Mercedes-Benz Financial Services (“MB Financial”). The Company entered into a loan agreement with MB Financial on November 30, 2014 to finance the purchase of an automobile. The loan bears interest at 5.56% per annum and requires monthly installment of approximately $3,000, inclusive of interest. The loan matures on November 30, 2019.

As of December 31, 2018 and 2017, this loan had an outstanding balance of approximately $31,200 and $69,000, respectively.

At December 31, 2018, scheduled principal payments related to long-term debt are as follows:

2019	31,200

Total	$31,200

Interest expense for third party debt totaled approximately $820,500 and $807,000 for the years ended December 31, 2018 and 2017, respectively.

Note 8.	Series A Convertible Preferred Stock

Our Board of Directors has designated 10,000 shares of preferred stock as “8% Series A Convertible Preferred Stock”.

The Series A Stock has no maturity and is not subject to any sinking fund or redemption and will remain outstanding indefinitely unless and until converted by the holder or the Company redeems or otherwise repurchases the Series A Stock.

Dividends. Cumulative dividends shall accrue on each share of Series A Stock at the rate of 8% (the “Dividend Rate”) of the purchase price of $1,000.00 per share, commencing on the date of issuance. Dividends are payable quarterly, when and if declared by the Board, beginning on September 30, 2018 (each a “Dividend Payment Date”) and are payable in shares of Common Stock (a “PIK Dividend”) with such shares being valued at the daily volume weighted average price (“VWAP”) of the Common Stock for the thirty trading days immediately prior to each Dividend Payment Date or if not traded or quoted as determined by an independent appraiser selected in good faith by the Company. Any fractional shares of a PIK Dividend will be rounded to the nearest one-hundredth of a share. All shares of Common Stock issued in payment of a PIK Dividend will be duly authorized, validly issued, fully paid and non-assessable. Dividends will accumulate whether or not the Company has earnings, there are funds legally available for the payment of those dividends and whether or not those dividends are declared by the Board.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on December 31, 2018. The dividend resulted in an issuance of 8,164 shares of stock with a value of $16,328.

Conversion. Each share of Series A Stock is convertible at any time and in the sole discretion of the holder thereof, into shares of Common Stock at a conversion rate of 500 shares of Common Stock per each share of Series A Stock (the “Conversion Rate”) The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity

Note 9.	Options

For the year ended December 31, 2018

Upon the closing of the Merger on November 8, 2018 the following options were issued:

1.	Options to purchase an aggregate of 104 shares of Blue Star’s common stock issued to Carlos Faria at an exercise price of $10,000 per share, which were outstanding immediately prior to the closing of the Merger, were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of Common Stock at an exercise price of $0.333 under the 2018 Plan.
2.	Options to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest one-year from the date of grant, were issued to Christopher Constable under the 2018 Plan.

During the twelve months ending December 31, 2018, $808,338 in compensation expense was recognized on these 6,240,000 options.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted during 2018:

2018
Expected Volatility	37%-39%
Risk Free Interest Rate	2.84%
Expected life of warrants	5 - 5.5

Under the Black-Scholes option pricing model, the fair value of the 6,240,000 options granted during the twelve months ended December 31, 2018 is estimated at $2,926,087 on the date of grant. During the twelve months ended December 31, 2018, $808,338 compensation expense was recognized on these 6,240,000 options.

The following Table represents option activity for the period ending December 31, 2018 and 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2017	-	$-
Exercisable - December 31,2017	-	$-		$-
Granted	6,240,000	$1.17
Exercised	-
Outstanding - December 31, 2018	6,240,000	$1.17	9.86
Exercisable - December 31, 2018	3,120,000	$0.33	9.86	$5,210,400

Note 10.	Warrants

For the year ended December 31, 2018

On November 8, 2018, as part of the units purchased by the private placement participants and the SOR settlement shareholders 172,000 warrants to purchase the Company’s common stock were granted. These warrants are immediately vested, are exercisable at an exercise price of $2.40 per share and expire on November 7, 2021. The Company recognized $81,353 in Settlement and Warrant expense during the twelve months ended December 31, 2018.

The following table summarizes the assumptions used to estimate the fair value of the 172,000 warrants granted during 2018 as of re-measurement dates:

2018
Expected Volatility	40%
Risk Free Interest Rate	2.84%
Expected life of warrants	3.0

The following Table represents warrant activity for the period ending December 31, 2018 and 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2017	0	$-
Exercisable - December 31,2017	0	$-		$-
Granted	353,250	$2.40
Forfeited or Expired	0
Outstanding - December 31, 2018	353,250	$2.40	2.85
Exercisable - December 31, 2018	353,250	$2.40	2.85	$-

Note 11	Income taxes

In connection with the Merger, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (“C Corporation”) on November 8, 2018. The consolidated statements of income present unaudited pro forma statements of income for the year to date and for prior year period. The pro-forma provision for income taxes excludes information related to the Company’s VIE.

Allocation of federal and state income taxes between current and deferred portions is as follows:

Components of Tax Expense	December 31, 2018	December 31, 2018 (Pro forma)	December 31, 2017 (Pro Forma)

Current - Federal	-	-	-
Current - State	3,004	3,004	-
Deferred - Federal	-	-	246,793
Deferred - State	-	-	23,842

Income Tax Provision/(Benefit)	3,004	3,004	270,635

Federal income tax expense differs from the statutory federal rates of 21% for the year ended December 31, 2018 and 34% for the year ended December 31, 2017 due to the following:

Rate Reconciliation	December 31, 2018		December 31, 2018 (Pro forma)		December 31, 2017 (Pro Forma)

Pre-Tax Book Income	(1,939,482)		(2,260,364)		393,872

Provision/(Benefit) at Statutory Rate	(407,291)	21.00%	(474,676)	21.00%	133,917	34.00%
State Tax Provision/(Benefit) net of federal benefit	(46,706)	4.03%	(57,336)	4.03%	16,665	3.61%
Permanent Book/Tax Differences	163,916	-8.45%	175,909	-7.78%	23,212	5.89%
Change in Tax Rate	-	0.00%	-	0.00%	102,745	26.09%
Employee Retention Credit	-	0.00%	(6,484)	0.29%	(6,484)	-1.65%
Change in valuation allowance	290,454	-14.98%	423,761	-18.75%	-	0.00%
Other	2,631	-0.14%	(58,170)	2.57%	580	0.15%

Income Tax Provision/(Benefit)	3,004	1.47%	3,004	1.36%	270,635	68.09%

The components of the net deferred tax asset at December 31, 2018, are as follows:

December 31, 2018
Deferred Tax Assets
263A Unicap	29,233
Fixed Assets	(4,408)
Charitable Contribution Carryforward	-
Business Interest Limitation	36,969
Employee Retention Bonus	-
Stock based compensation	106,015
Federal Net Operating loss	109,380
State Net Operating Loss	20,612
Total Deferred Tax Assets	297,801

Deferred Tax Liabilities
Intangibles	(7,347)
Inventory Reserve	-
Total Deferred Tax Liability	(7,347)

Net Deferred Tax Asset/(Liability)	290,454

Valuation Allowance	(290,454)

Net Deferred Tax Asset/(Liability)	-

Tax periods for all fiscal years after 2014 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2018, the Company has federal net operating loss of $520,857 to be carried forward indefinitely.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2018.

As of December 31, 2018, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2018.

Note 12.	Commitment and Contingencies

Office lease

The Company leases its office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership (see Note 2). The lease has a 20 year term, expiring in July 2021. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,307,000 at December 31, 2018; the Company’s maximum exposure. The Company deems that rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees.

Legal

At December 31, 2018, future minimum lease payments under operating lease agreements are as follows:

2019	203,000
2020	203,000
2021	102,000
$508,000

Rental and equipment lease expenses amounted to approximately $213,600 and $211,000 for the years ended December 31, 2018 and 2017, respectively.

On November 27, 2018 the company was issued a settlement letter in relation to a threatened lawsuit by a former employee. On March 26, 2019, the company responded to this letter with a settlement offer of approximately $40,000. The company has fully reserved for this settlement amount in the December 31, 2018 financial statements. The company has received no further communications regarding this settlement.

Note 13.	Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2018 and 2017, no contributions were made to the plan by the Company.

Note 14.	Subsequent Events

On December 20, 2018, the Board of Directors granted stock options to purchase an aggregate of 705,000 shares of common stock at an exercise price of $2.00 per share to certain employees and service providers, effective January 15, 2019.

On February 1, 2019, the Company sold 5,000 shares at $2.00 per share to one investor in a private offering.

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 to Kenar Overseas Corp., a company registered in Panama (the “Lender”). The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Immediately following the Merger, our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2018, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

As a result of the foregoing, the matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

●	The Company’s lack of an audit committee with a financial expert and thus the Company lacks the board oversight role within the financial reporting process; and

●	inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function of the Company.

Management believes that the material weaknesses that were identified did not have an effect on our financial results. However, management believes that these weaknesses, if not properly remediated, could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

At the time of the Merger, we appointed new members of senior management, including a new Chief Financial Officer. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate, the following measures, subject to the availability of required resources:

●	We plan to establish an audit committee, including an “audit committee financial expert” as defined by applicable SEC rules, that has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations; and

●	We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors/as Executive Officer

John Keeler	48	Executive Chairman and Chairman of the Board	November 8, 2018
Carlos Faria	48	President and Chief Executive Officer and a Director	November 8, 2018
Christopher H. Constable	52	Chief Financial Officer, Secretary and Treasurer and a Director	November 8, 2018
Nubar Herian	49	Director	November 8, 2018

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

Our board of directors currently consists of four members. Executive officers are appointed by the board of directors and serve at its pleasure.

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

Carlos Faria has been President and Chief Executive Officer and a director since the effectiveness of the Merger. Mr. Faria was a consultant to Keeler & Co since December 2016. Prior thereto, from September 2015 to November 2016, Mr. Faria was senior vice president of Procurement at AquaStar, the largest division of the privately-held Red Chamber Group, a diversified and vertically integrated seafood company, where he developed four new product lines of pasteurized seafood and helped build a supplier network in Indonesia, the Philippines, Thailand, Vietnam and China. From February 2012 to August 2015, Mr. Faria was vice president of operations at Chicken of the Sea Frozen Foods, the largest US division of the Thai Union Group, a diversified and vertically integrated worldwide seafood company and head of East Coast operations of Empress International, where he was responsible for M&A strategy and the acquisition of $250 million Orion Seafood International, Inc., the largest marketer of frozen lobster products in the United States. From May 2003 to January 2012, Mr. Faria was senior vice president of International, Supply Chain & Strategy at Keeler & Co where he implemented sales and operations planning process to structure growth for the company and vertically integrated operations in Indonesia and the Philippines with multiple processing plants. Mr. Faria has also held positions in corporate finance, including as a deputy general manager at WestLB Group (Banque Europeenne pour l’Amerique Latine – a West Deutsche Landesbank subsidiary) (Caracas, Venezuela) and as an international business analyst at Citibank, NA (Caracas, Venezuela). Mr. Faria graduated from the Universidad Metropolitana (Venezuela), with a bachelor’s in business administration, majoring in management and received training at the Harvard Business School in supply chain management. Mr. Faria’s extensive experience in the seafood industry led to the decision to appoint him to the board of directors.

Christopher H. Constable has been Chief Financial Officer, Treasurer and Secretary and a director since the effectiveness of the Merger. Mr. Constable was Chief Financial Officer of Keeler & Co since May 2003. Mr. Constable manages the Company’s US finance operations. In addition, Mr. Constable manages the finance operations of the Company’s international affiliates, Bacolod Blue Star Export Corp, Bicol Blue Star Export Corp., Strike the Gold Foods, Ltd., affiliated suppliers. Prior thereto, from 1999 to 2003, Mr. Constable was a consultant at Gateway Capital Corp., a business consulting firm, where he analyzed the financial and reporting capabilities of prospective lending customers for lines of credit from $10 to $100 million. Additionally, Mr. Constable was involved with loan workouts of facilities that required either liquidation or restructuring to ensure collectability for the financial institutions. From 1990 to 1999, Mr. Constable was a commercial banker at Mercantile Bankshares in Baltimore, Finova Capital Corporation and Capital Bank, both in south Florida. Mr. Constable received his B.S. in Finance with an Accounting Minor from the Merrick School of Business at the University of Baltimore, in 1989. Mr. Constable’s experience with the Company and industry knowledge led to the decision to appoint him to the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018, the Reporting Persons timely filed all such reports, except:

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation paid, earned or accrued by our Chief Executive Officer and all other executive officers who received annual remuneration in excess of $100,000 during 2018 (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position*	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Total ($)
John Keeler	2018	104,959	1,000	25,465	(1)	131,424
Executive Chairman of the Board	2017	104,595	-	18,912	(1)	123,507

Carlos Faria	2018	150,000	1,000	3,398	(1)	154,398
President and Chief Executive Officer	2017	120,000	5,000	1,668	(1)	126,668

Christopher Constable	2018	253,475	1,000	3,398	(1)	257,873
Chief Financial Officer	2017	235,852	10,807	3,109	(1)	249,768

(1)	Represents health insurance premiums paid on behalf of the executive officer by the Company.

*Howard Gostfrand, served as the Company’s Chief Executive Officer prior to the Merger and received no compensation for such service.

Our executive officers have basic health benefits that are generally available to all of our employees.

We offer a 401(k) plan to eligible employees, including our executive officers. In accordance with this plan, all eligible employees may contribute a percentage of compensation up to a maximum of the statutory limits per year. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code, so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

The table below reflects all outstanding equity awards made to any Named Executive Officer that were outstanding at December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying
		Unexercised		Unexercised		Option	Option
		Options (#)		Options (#)		Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable		Price ($)	Date
Carlos Faria	11/8/18	3,120,000	(1)	-		0.333	11/8/28

Christopher Constable	11/8/18	-		3,120,000	(1)(2)	2.00	11/8/28

(1)	Such shares are subject to a lock-up agreement with the Company for the Lock-Up Period, pursuant to which such officer may not sell or dispose of more than 50% of the common stock held by him or at a price per share of less than $2.20, except for up to 10% of his shares to a charitable organization which agrees to be bound by such Lock-Up Period restrictions. After the Lock-Up Period, such officer may not sell more than one-third of the common stock held by him in any two-month period.

(2)	Shares subject to the option vest and become exercisable on the first anniversary of the date of grant.

2018 Equity Incentive Plan

We have adopted the 2018 Plan that provides for the grant of up to 7,500,000 shares of common stock. Under the 2018 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The 2018 Plan is administered by our board of directors. In connection with the Merger, we issued options to purchase an aggregate of 6,240,000 million shares of common stock to certain executive officers and directors.

Share Reserve. 7,500,000 shares of common stock are reserved for issuance under the 2018 Plan pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights(“SARs”), restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock-based awards.

● to the extent that an award terminates, expires or lapses for any reason or an award is settled in cash without the delivery of shares, any shares subject to the award at such time will be available for future grants under the 2018 Plan;

● to the extent shares are tendered or withheld to satisfy the grant, exercise price or tax withholding obligation with respect to any award under the 2018 Plan, such tendered or withheld shares will be available for future grants under the 2018 Plan;

● to the extent that shares of common stock are repurchased by us prior to vesting so that shares are returned to us, such shares will be available for future grants under the 2018 Plan;

● the payment of dividend equivalents in cash in conjunction with any outstanding awards will not be counted against the shares available for issuance under the 2018 Plan; and

● to the extent permitted by applicable law or any exchange rule, shares issued in assumption of, or in substitution for, any outstanding awards of any entity acquired in any form of combination by us or any of our subsidiaries will not be counted against the shares available for issuance under the 2018 Plan.

Administration. The compensation committee is expected to administer the 2018 Plan unless our board of directors assumes authority for administration. The compensation committee must consist of at least three members of our board of directors, each of whom is intended to qualify as an “outside director,” within the meaning of Section 162(m) of the Code, a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act and an “independent director” within the meaning of the NASDAQ rules. The 2018 Plan provides that the board of directors or compensation committee may delegate its authority to grant awards to employees other than executive officers to a committee consisting of one or more members of our board of directors or one or more of our officers, other than awards made to our non-employee directors, which must be approved by our full board of directors.

Subject to the terms and conditions of the 2018 Plan, the administrator has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject to awards and the terms and conditions of awards, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2018 Plan. The administrator is also authorized to adopt, amend or rescind rules relating to administration of the 2018 Plan. Our board of directors may at any time remove the compensation committee as the administrator and revest in itself the authority to administer the 2018 Plan. The full board of directors will administer the 2018 Plan with respect to awards to non-employee directors.

Eligibility. Options, SARs, restricted stock and all other stock-based and cash-based awards under the 2018 Plan may be granted to individuals who are then our officers, employees or consultants or are the officers, employees or consultants of subsidiaries. Such awards also may be granted to our directors. Only employees of the Company or certain subsidiaries may be granted ISOs.

Awards. The 2018 Plan provides that the administrator may grant or issue stock options, SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, deferred stock unit awards, dividend equivalent awards, performance awards, stock payment awards and other stock-based and cash-based awards, or any combination thereof. Each award will be set forth in a separate agreement with the person receiving the award and will indicate the type, terms and conditions of the award.

Nonstatutory Stock Options (“NSOs”) will provide for the right to purchase shares of common stock at a specified price that may not be less than the fair market value of a share of common stock on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed 10 years.

Incentive Stock Options (“ISOs”) will be designed in a manner intended to comply with the provisions of Section 422 of the Code and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of our Common Stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of 10 years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2018 Plan provides that the exercise price must be at least 110% of the fair market value of a share of our Common Stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.

Restricted Stock Awards may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator. Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will have the right to receive dividends, if any, prior to the time when the restrictions lapse; however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.

Restricted Stock Unit Awards may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock, restricted stock units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, stock underlying restricted stock units will not be issued until the restricted stock units have vested, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

Deferred Stock Awards represent the right to receive shares of common stock on a future date. Deferred stock may not be sold or otherwise hypothecated or transferred until issued. Deferred stock will not be issued until the deferred stock award has vested, and recipients of deferred stock generally will have no voting or dividend rights prior to the time when the vesting conditions are satisfied and the shares are issued. Deferred stock awards generally will be forfeited, and the underlying shares of deferred stock will not be issued, if the applicable vesting conditions and other restrictions are not met.

Deferred Stock Units are denominated in unit equivalent of shares of common stock and vest pursuant to a vesting schedule or performance criteria set by the administrator. The common stock underlying deferred stock units will not be issued until the deferred stock units have vested, and recipients of deferred stock units generally will have no voting rights prior to the time when vesting conditions are satisfied.

Stock Appreciation Rights (“SARS”), may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our Common Stock over a set exercise price. The exercise price of any SAR granted under the 2018 Plan must be at least 100% of the fair market value of a share of our Common Stock on the date of grant. Except as required by Section 162(m) of the Code with respect to a SAR intended to qualify as performance-based compensation as described in Section 162(m) of the Code, there are no restrictions specified in the 2018 Plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by the administrator in the SAR agreements. SARs under the 2018 Plan will be settled in cash or shares of common stock, or in a combination of both, at the election of the administrator.

Dividend Equivalent Awards represent the value of the dividends, if any, per share paid by us, calculated with reference to the number of shares covered by the award. Dividend equivalents may be settled in cash or shares and at such times as determined by our compensation committee or board of directors, as applicable.

Performance Awards may be granted by the administrator on an individual or group basis. Generally, these awards will be based upon specific performance targets and may be paid in cash or in common stock or in a combination of both. Performance awards may include “phantom” stock awards that provide for payments based upon the value of our Common Stock. Performance awards may also include bonuses that may be granted by the administrator on an individual or group basis and that may be payable in cash or in common stock or in a combination of both.

Stock Payment Awards may be authorized by the administrator in the form of common stock or an option or other right to purchase common stock as part of a deferred compensation or other arrangement in lieu of all or any part of compensation, including bonuses, that would otherwise be payable in cash to the employee, consultant or non-employee director.

Change in Control. In the event of a change in control where the acquirer does not assume or replace awards granted prior to the consummation of such transaction, awards issued under the 2018 Plan will be subject to accelerated vesting such that 100% of such awards will become vested and exercisable or payable, as applicable. Performance awards will vest in accordance with the terms and conditions of the applicable award agreement. In the event that, within the 12 month period immediately following a change in control, a participant’s services with us are terminated by us other than for cause (as defined in the 2018 Plan) or by such participant for good reason (as defined in the 2018 Plan), then the vesting and, if applicable, exercisability of 100% of the then-unvested shares subject to the outstanding equity awards held by such participant under the 2018 Plan will accelerate effective as of the date of such termination. The administrator may also make appropriate adjustments to awards under the 2018 Plan and is authorized to provide for the acceleration, cash-out, termination, assumption, substitution or conversion of such awards in the event of a change in control or certain other unusual or nonrecurring events or transactions. Under the 2018 Plan, a change in control is generally defined as:

● the transfer or exchange in a single transaction or series of related transactions by our stockholders of more than 50% of our voting stock to a person or group;

● a change in the composition of our board of directors over a two-year period such that the members of the board of directors who were approved by at least two-thirds of the directors who were directors at the beginning of the two-year period or whose election or nomination was so approved cease to constitute a majority of the board of directors;

● a merger, consolidation, reorganization or business combination in which we are involved, directly or indirectly, other than a merger, consolidation, reorganization or business combination that results in our outstanding voting securities immediately before the transaction continuing to represent a majority of the voting power of the acquiring company’s outstanding voting securities and after which no person or group beneficially owns 50% or more of the outstanding voting securities of the surviving entity immediately after the transaction; or

● stockholder approval of our liquidation or dissolution.

Adjustments of Awards. In the event of any stock dividend, stock split, spin-off, recapitalization, distribution of our assets to stockholders (other than normal cash dividends) or any other corporate event affecting the number of outstanding shares of our Common Stock or the share price of our Common Stock other than an “equity restructuring” (as defined below), the administrator may make appropriate, proportionate adjustments to reflect the event giving rise to the need for such adjustments, with respect to:

● the aggregate number and type of shares subject to the 2018 Plan;

● the number and kind of shares subject to outstanding awards and terms and conditions of outstanding awards (including, without limitation, any applicable performance targets or criteria with respect to such awards); and

● the grant or exercise price per share of any outstanding awards under the 2018 Plan.

In the event of one of the adjustments described above or other corporate transactions, in order to prevent dilution or enlargement of the potential benefits intended to be made available under the 2018 Plan, the administrator has the discretion to make such equitable adjustments and may also:

● provide for the termination or replacement of an award in exchange for cash or other property;

● provide that any outstanding award cannot vest, be exercised or become payable after such event;

● provide that awards may be exercisable, payable or fully vested as to shares of common stock covered thereby; or

● provide that an award under the 2018 Plan cannot vest, be exercised or become payable after such event.

In the event of an equity restructuring, the administrator will make appropriate, proportionate adjustments to the number and type of securities subject to each outstanding award and the exercise price or grant price thereof, if applicable. In addition, the administrator will make equitable adjustments, as the administrator in its discretion may deem appropriate to reflect such equity restructuring, with respect to the aggregate number and type of shares subject to the 2018 Plan. The adjustments upon an equity restructuring are nondiscretionary and will be final and binding on the affected holders and the Company.

For purposes of the 2018 Plan, “equity restructuring” means a nonreciprocal transaction between us and our stockholders, such as a stock dividend, stock split, spin-off, rights offering or recapitalization through a large, nonrecurring cash dividend, that affects the number or kind of shares (or other securities) or the share price of our Common Stock (or other securities) and causes a change in the per share value of the common stock underlying outstanding stock-based awards granted under the 2018 Plan. In the event of a stock split in connection with an offering, the administrator will proportionately adjust (i) the number of shares subject to any outstanding award under the 2018 Plan, (ii) the exercise or grant price of any such awards, if applicable, and (iii) the aggregate number of shares subject to the 2018 Plan.

Amendment and Termination. Our board of directors or the compensation committee (with board approval) may terminate, amend or modify the 2018 Plan at any time and from time to time. However, we must generally obtain stockholder approval:

● to increase the number of shares available under the 2018 Plan (other than in connection with certain corporate events, as described above);

● reduce the price per share of any outstanding option or SAR granted under the 2018 Plan;

● cancel any option or SAR in exchange for cash or another award when the option or SAR price per share exceeds the fair market value of the underlying shares; or

● to the extent required by applicable law, rule or regulation (including any NASDAQ rule).

Termination. Our board of directors may terminate the 2018 Plan at any time. No ISOs may be granted pursuant to the 2018 Plan after the 10th anniversary of the effective date of the 2018 Plan, and no additional annual share increases to the 2018 Plan’s aggregate share limit will occur from and after such anniversary. Any award that is outstanding on the termination date of the 2018 Plan will remain in force according to the terms of the 2018 Plan and the applicable award agreement.

Employment Agreements

We do not currently have employment agreements with our officers.

Compensation of Directors

As of December 31, 2018, none of the Company’s directors have been compensated for their services as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock at March 29, 2019, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

●	each of our directors;

●	each of our named executive officers; and

●	all current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days through the exercise of any stock option, warrants or other rights. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by such person.

The percentage of shares beneficially owned is computed on the basis of 16,028,164 shares of common stock outstanding as of March 29, 2019. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors
John Keeler	15,000,000		93.6%
Carlos Faria	3,120,000	(1)	16.3%
Christopher H. Constable		(2)	-
Nubar Herian	453,467	(3)	2.8%
All current directors and executive officers as a group (4 persons)	18,573,467		94.7%

(1)	Represents a currently exercisable option to purchase shares of common stock at an exercise price of $0.333 per share.
(2)	Does not include stock options to purchase 3,120,000 shares of common stock issued on November 8, 2018, which do not vest until one year from the date of grant.
(3)	Includes 300,000 Conversion Shares and 150,000 Warrant Shares.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2016 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.” The following description is historical and has not been adjusted to give effect to the Merger or the share conversion ratio pursuant to the Merger Agreement.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman. We can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received.

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

The approximate dollar value of the Company’s transactions with Bacolod was approximately $11,000 and $17,230,000 for the years ended December 31, 2018 and 2017, respectively. There were no transactions between the Company and Bicol for the years ended December 31, 2018 and 2017.

John Keeler, our Executive Chairman, and Christopher Constable, our Chief Financial Officer own 80% and 20%, respectively, of Strike the Gold Foods, Ltd., a UK company, which sells the Company’s packaged crab meat in the United Kingdom.

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

From time to time, we may prepay Bacolod for future shipments of product which may represent two to three months of purchases. There was $1,139,619 due as of December 31, 2018 and there was no balance due for future shipments from Bacolod as of December 31, 2017.

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

On March 31, 2018, we issued options to purchase 104 shares of common stock of Keeler & Co with an exercise price of $10,000 per share to Carlos Faria, our President and Chief Executive Officer, for services provided to Keeler & Co. Upon the closing of the Merger, such options were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of common stock at an exercise price of $0.333 under the 2018 Plan,

On November 8, 2018, we issued Christopher Constable, our Chief Financial Officer, a ten-year option under the 2018 Plan to purchase 3,120,000 shares of common stock at an exercise price of $2.00 which vest one-year from the date of grant.

On November 8, 2018, we issued 600 Units in the Offering to Nubar Herian, a director of our company, for $600,000.

John Keeler, our Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the $1,000,000 Kenar Note issued on March 26, 2019.

On March 29, 2019, we issued 92 shares of common stock to a company owned by the parents of John Keeler, our Executive Chairman, as a quarterly dividend which accrues on the Series A Stock acquired by such company in connection with the Company Settlement. These shares are fully recognized on the Company’s balance sheet as of December 31, 2018.

On March 29, 2019, we issued 3,467 shares of common stock to Lunar Enterprise Corp., a corporation owned by Nubar Herian, a director of our company, as a quarterly dividend which accrues on the Series A Stock acquired by Mr. Herian in the Offering. These shares are fully recognized on the Company’s balance sheet as of December 31, 2018.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, D. Brooks and Associates CPAs, P.A., for professional services rendered during the fiscal year ended October 31, 2018 and the period from October 17, 2017 (inception) through October 31, 2017 are set forth in the table below:

Fee Category	Year ended October 31, 2018	Year ended October 31, 2017

Audit fees (1)	$13,540	$2,500
Audit-related fees (2)	0	0
Tax fees (3)	0	0
All other fees (4)	0	0
Total fees	$13,540	$2,500

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the period from December 4, 2018 through December 31, 2018 are set forth in the table below:

Fee Category	Year ended December 31, 2018

Audit fees (1)	$75,000
Audit-related fees (2)	0
Tax fees (3)	0
All other fees (4)	25,000
Total fees	$100,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us for the year ended December 31, 2019 and by our predecessor, AG Acquisition Group II, Inc., for the years ended October 31, 2018 and 2017 were approved by our board of directors.

Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Brooks and Malone Bailey’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	SEC Report Reference No.	Description

2.1	2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (1)
2.2	2.2	Articles of Merger between Blue Star and Acquisition Sub (1)
3.1	3.3	Amended and Restated Certificate of Incorporation (2)
3.2	3.4	By-Laws (2)
3.3	3.1	Certificate of Amendment, dated November 5, 2018 (3)
3.4	3.2	Certificate of Designation of 8% Series A Convertible Preferred Stock (3)
10.1	10.1	Form of Subscription Agreement (1)
10.2	10.2	Form of Amendment to Subscription Agreement (1)
10.3	10.3	Form of Warrant (1)
10.4	10.4	Form of Registration Rights Agreement (1)
10.5	10.5	Form of Settlement Agreement and Mutual General Release (1)
10.6	10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (1)
10.7	10.7	Form of Redemption Agreement (1)
10.8	10.8	2018 Incentive Stock Option Plan (1) †
10.9	10.9	Form of Stock Option Agreement (1) †
10.10	10.10	Loan and Security Agreement, dated August 31, 2016 between the Company and ACF (1)
10.11	10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (1)
10.12	10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (1)
10.13	10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (1)
10.14	10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (1)
10.15	10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (1)
10.16	10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (1)
10.17	10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (1)
10.18	10.18	Lease Agreement, dated May 1, 2001, between Blue Star and John Keeler Real Estate Holdings, Inc. (1)
10.19	10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (1)
10.20	10.20	$500,000 Demand Note, dated January 4, 2006 from Blue Star in favor of John Keeler and Maria Keeler (1)
10.21	10.21	$300,000 Demand Note, dated March 22, 2006 from Blue Star in favor of John Keeler and Maria Keeler (1)
10.22	10.22	$200,000 Demand Note, dated March 31, 2006 from Blue Star in favor of John Keeler and Maria Keeler (1)
10.23	10.23	$100,000 Demand Note, dated November 21, 2007, from Blue Star in favor of John Keeler (1)
10.24	10.24	$516,833.83 Demand Note, dated July 31, 2013 from Blue Star in favor of John Keeler (1)
10.25	10.25	$500,000 Demand Note, dated May 30, 2017 from Blue Star in favor of John Keeler (1)
10.26*		Form of Subscription Agreement for February 1, 2019 offering
10.27*		$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp.
16.1	16.1	Letter from D. Brooks and Associates CPA’s, P.A. to the SEC, dated December 31, 2018 (4)
21.1	21.1	List of Subsidiaries (5)
31.1*		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*		Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed with the SEC on November 14, 2018, as an exhibit, numbered as indicated above, to the Company’s Current Report on Form 8-K, dated November 8, 2018, which exhibit is incorporated herein by reference.

(2)	Filed with the SEC on May 17, 2018, as an exhibit, numbered as indicated above, to the Company’s Form 10/A, which exhibit is incorporated herein by reference.

(3)	Filed with the SEC on November 9, 2018, as an exhibit, numbered as indicated above, to the Company’s Current Report on Form 8-K, dated November 5, 2018, which exhibit is incorporated herein by reference.

(4)	Filed with the SEC on December 31, 2018, as an exhibit, numbered as indicated above, to Amendment No. 1 to the Company’s Current Report on Form 8-K, dated November 8, 2018, which exhibit is incorporated herein by reference.

(5)	Filed with the SEC on December 31, 2018, as an exhibit, numbered as indicated above, to the Company’s Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

†	Management contract or compensatory plan or arrangement.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: April 1, 2019	By:	/s/ Carlos Faria
	Name:	Carlos Faria
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: April 1, 2019	By:	/s/ Christopher Constable
	Name:	Christopher Constable
	Title:	Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Executive Chairman and Chairman of the Board of	April 1, 2019
John Keeler	Directors

/s/ Carlos Faria	President, Chief Executive Officer and Director	April 1, 2019
Carlos Faria

/s/ Christopher Constable	Chief Financial Officer, Secretary, Treasurer and Director	April 1, 2019
Christopher Constable

/s/ Nubar Herian	Director	April 1, 2019
Nubar Herian

