Form 10-Q
period 2019-03-31
Blue Star Foods Corp.
filed 2019-05-16
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-55903

BLUE STAR FOODS CORP.
(Exact name of registrant as specified in its charter)

Delaware	82-4270040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 NW 109th Avenue Miami, Florida 33172
(Address of principal executive offices)

(860) 633-5565
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2019, there were 16,055,794 shares of the registrant’s common stock, par value $0.0001 per share (“Common Stock”) outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 20178 which we filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (“Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “Blue Star Foods”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiary, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	MARCH 31	DECEMBER 31
	2019	2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash (including VIE $10,213 and $5,561, respectively)	$45,150	$13,143
Restricted Cash	59,237	334,083
Accounts receivable, net (including VIE $37,681 and $49,624, respectively)	3,275,317	3,449,487
Inventory, net (including VIE $12,033 and $117,816, respectively)	8,618,182	8,126,634
Advances to related party	1,261,468	1,139,619
Other current assets (including VIE $3,759 and $4,351, respectively)	95,166	90,929
Total current assets	13,354,520	13,153,895

FIXED ASSETS, net	95,834	109,169

RIGHT OF USE ASSET	1,220,283	-
OTHER ASSETS	192,256	218,254

TOTAL ASSETS	$14,862,893	$13,481,318

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accounts payable and accruals (including VIE $55,171 and $95,720, respectively)	$2,556,061	$3,155,741
Working capital line of credit	8,712,945	8,203,725
Related Party Notes Payable	1,000,000	-
Current maturities of long-term debt	25,158	31,230
Stockholder notes payable - Subordinated	2,910,136	2,910,136
Total current liabilities	15,204,300	14,300,832

RIGHT OF USE LONG -TERM LIABILITY	1,096,226	-

TOTAL LIABILITIES	16,300,526	14,300,832

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Blue Star Foods Corp. Stockholder’s Deficit
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of March 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,042,294 shares issued and outstanding (including 14,130 shares declared as stock dividend on March 31, 2019) as of March 31, 2019 and 16,023,164 shares issued and outstanding (including 8,164 shares declared as stock dividend on December 31, 2018) as of December 31, 2018	1,606	1,603
Additional paid-in capital	4,108,059	3,404,774
Accumulated deficit	(5,101,428)	(3,853,139)
Total Blue Star Foods Corp. stockholder’s deficit	(991,763)	(446,762)

Non-controlling interest	(460,101)	(440,833)
Accumulated other comprehensive income (VIE)	14,231	68,081
Total VIE’s deficit	(445,870)	(372,752)

TOTAL STOCKHOLDER’S DEFICIT	(1,437,633)	(819,514)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$14,862,893	$13,481,318

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

THREE MONTHS ENDED MARCH 31,

	2019	2018

REVENUE, NET	$6,510,774	$8,190,417

COST OF REVENUE (including approximately $2,114,500 and $4,234,600, respectively, purchased from related party)	5,600,914	7,507,068

GROSS PROFIT	909,860	683,479

COMMISSIONS	18,810	28,815
SALARIES & WAGES	1,116,748	472,877
SETTLEMENT & WARRANT EXPENSE	-	-
OTHER OPERATING EXPENSES	775,406	683,479

LOSS FROM OPERATIONS	(1,001,104)	(501,822)

OTHER INCOME	-	-
OTHER EXPENSE	-	-
INTEREST EXPENSE	(238,193)	(266,297)

NET LOSS	(1,239,297)	(768,119)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(19,268)	(44,890)

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(1,220,029)	$(723,229)

DIVIDEND ON PREFERRED STOCK	28,260	-

NET LOSS ATTRIBUABLE TO BLUE STAR FOODS CORP. COMMON SHAREHOLDERS	$(1,248,289)	$(715,458)

COMPREHENSIVE INCOME (LOSS):

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(53,850)	5,096

COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(73,118)	$(39,793)

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(1,220,029)	$(723,229)

PRO FORMA DATA:
PRO FORMA INCOME TAX EXPENSE	-	-

PRO FORMA NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(1,220,029)	$(723,229)

PRO FORMA COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(1,222,029)	$(723,229)

Loss per basic and diluted common share:
Basic net loss per common share	$(0.08)	$(0.05)
Basic weighted average common shares outstanding	16,026,386	15,000,000
Fully diluted net loss per common share	$(0.08)	$(0.05)
Fully diluted weighted average common shares outstanding	16,026,386	15,000,000

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	(Deficit)
December 31, 2018	1,413	-	16,023,164	1,603	3,404,774	(3,853,139)	(446,762)	(372,752)	(819,514)

Common stock issued for Cash			5,000	1	9,999		10,000		10,000

Stock Based Compensation					665,028		665,028		665,028

Dividends to preferred stockholders			14,130	2	28,258	(28,260)	-		-

Net Loss				-		(1,220,029)	(1,220,029)	(19,268)	(1,239,297)

Comprehensive loss			-	-	-	-	-	(53,850)	(53,850)

March 31, 2019	1,413	-	16,042,294	1,606	4,108,059	(5,101,428)	(991,763)	(445,870)	(1,437,633

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2018

	Common Stock $1.00 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit)	Deficit	Interest	(Deficit)

December 31, 2017	15,000,000	$1,500	$558,257	(1,494,927)	(935,170)	(317,378)	$(1,252,548)

606 Adjustment to January 1, 2018				(81,520)	(81,520)		(81,520)

Adjusted January 1, 2018	15,000,000	1,500	558,257	(1,576,447)	(1,016,690)	(317,378)	(1,334,068)

Net Loss	-	-	-	(723,228)	(723,228)	(44,890)	(768,118)

Comprehensive loss	-	-	-	-	-	5,096	5,096

March 31, 2018	15,000,000	$1,500	$558,257	(2,299,675)	(1,739,918)	(357,172)	$(2,097,090)

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,239,297)	$(768,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	665,028	-
Depreciation of fixed assets	17,005	15,551
Amortization of Right of use asset	37,468	-
Amortization of loan costs	35,998	33,262
Changes in operating assets and liabilities:
Receivables	174,170	255,434
Inventories	(491,548)	2,496,991
Advances to affiliated supplier	(121,849)	(327,044)
Other current assets	(4,237)	(2,983)
Change in Right of use Liability	(32,615)	-
Accounts payable and accruals	(728,590)	(622,157)
Net cash provided by (used) in operating activities	(1,688,467)	1,080,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(3,670)	(2,991)
Net cash used in investing activities	(3,670)	(2,991)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Offering	10,000	-
Proceeds from working capital lines of credit	7,215,843	6,888,740
Repayments of working capital lines of credit	(6,706,623)	(7,934,415)
Proceeds from Related Party Notes Payable	1,000,000	-
Principal payments of long-term debt	(6,072)	(8,556)
Payments of Loan costs	(10,000)	-
Net cash provided by (used) in financing activities	1,503,148	(1,054,231)

Effect of exchange rate changes on cash	(53,850)	5,096

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(242,839)	28,810

CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	347,226	58,875

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$104,387	$87,685

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	28,260	-
Valuation of Right of Use asset/liability	1,257,751	-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$238,367	$266,286

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of John Keeler & Co., Inc.’s stock will have effective control of Blue Star Foods Corp. In addition, John Keeler & Co., Inc. will have control of the combined entity through control of the Board by designating all four of the board seats. Additionally, all of John Keeler & Co., Inc.’s officers and senior executive positions will continue on as management of the combined entity after consummation of the Merger. For accounting purposes, John Keeler & Co., Inc. will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of Blue Star Foods Corp. Accordingly, John Keeler & Co., Inc.’s assets, liabilities and results of operations are the historical financial statements of the registrant, and the John Keeler & Co., Inc.’s assets, liabilities and results of operations have been consolidated with Blue Star Foods Corp. effective as of the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on from 10-K for the year ending December 31, 2018 for a broader discussion of our business and the risks inherent in such business.

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

As of March 31, 2019 and December 31, 2018, the balance due from the related party for future shipments was approximately $1,261,468 and $1,139,619, respectively. The 2019 balances represent approximately four months of purchases from the supplier.

Revenue Recognition

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

ASC 842 Leases.

On January 1, 2019, we adopted Accounting Standards Codification 842 and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

March 31, 2019
Assets
Operating lease assets	$1,220,283

Liabilities
Current	$128,910
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,096,226

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2019

Cash used in operating activities:
Operating leases	$4,853
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2019
Weighted-average remaining lease term
Operating leases	7.21 years
Weighted-average discount rate
Operating leases	5.5%

Maturities of lease liabilities as of March 31, 2019, were as follows:

Operating Leases

2019 (excluding the three months ended March 31, 2019)	$149,729
2020	190,574
2021	201,675
2022	213,600
2023	216,847
Thereafter	557,074
Total lease payments	1,529,499
Less: amount of lease payments representing interest	(312,143)
Present value of future minimum lease payments	$1,217,356
Less: current obligations under leases	$(121,130)
Non current long-term obligations	$1,096,226

Stock-Based Compensation

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2019, the Company incurred a net loss of $1,239,297, has an accumulated deficit of $5,101,428 and working capital deficit of $1,849,780, with the current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the working capital facility, and $128,910 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Consolidation of Variable Interest Entities

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike the Gold Foods Ltd. (“Strike”), a related party entity based in the United Kingdom. The Company concluded that Strike is a VIE and the Company is the primary beneficiary of Strike, in accordance with ASC 810, Consolidation. Therefore, the Company consolidated Strike in its financial statements. Strike’s activities are reflected in the Company’s financial statements starting on April 1, 2014, the effective date of the controlling interest transfer. Strike was not a VIE of the Company and the Company was not the primary beneficiary of Strike prior to the effective date of the controlling interest transfer of April 1, 2014. Strike’s equity is classified as non-controlling interest in the Company’s financial statements since the Company is not a shareholder of Strike.

The information below represents the assets, liabilities and non-controlling interest related to Strike as of March 31, 2019 and December 31, 2018.

March 31, 2019
Assets	$63,686
Liabilities	55,171
Non-controlling interest	(460,101)

December 31, 2018
Assets	$177,352
Liabilities	95,720
Non-controlling interest	(440,883)

Note 5. Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with Ares on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017 and September 19, 2018. In the fourth amendment the term of this facility was extended to a term of 5 years from the effective date and is subject to early termination by the lender upon defined events of default. The Company continues to be obligated to meet certain financial covenants.

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

During the year ended December 31, 2018, the Company failed to meet certain financial covenants. The bank issued the fourth amendment to the loan and security agreement dated September 19, 2018 waiving the defaults of the financial covenants, and resetting certain financial covenants. The Company is in violation of its covenant regarding advances to affiliates as of March 31, 2019.

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

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remain unchanged

As of March 31, 2019, the line of credit bears interest rate of 9.376%.

As of March 31, 2019 and December 31, 2018, the line of credit had an outstanding balance of approximately $8,713,000 and $8,204,000, respectively.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman. As of March 31, 2019, $2,910,000 of principal remains outstanding and approximately $43,700 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Current Portion of Long-Term Debt

As of March 31, 2019 and December 31, 2018, current portion of long-term debt consisted of a note payable outstanding with Mercedes-Benz Financial Services (“MB Financial”). The Company entered into a loan agreement with MB Financial on November 30, 2014 to finance the purchase of an automobile. The loan bears interest at 5.56% per annum and requires monthly installments of approximately $3,000, inclusive of interest. The loan matures on November 30, 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”) and controlled by a related party. The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note.

Note 6. Common Stock

On February 1, 2019, the Company sold 5,000 shares at $2.00 per share to one investor in a private offering.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on March 31, 2019. The dividend resulted in an issuance of 14,130 shares of stock with a value of $28,260.

Note 7. Stock-Based Compensation

For the three months ended March 31, 2019

During the three months ended March 31, 2019, $665,028 in compensation expense was recognized on the following:

1.	Options to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest one-year from the date of grant, were issued to Christopher Constable under the 2018 Plan during the twelve months ending December 31, 2018.
2.	Options to purchase 430,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various long term employees under the 2018 Plan during the three months ending March 31, 2019.
3.	Options to purchase 250,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 20% each year from the date of grant, were issued to Zoty Ponce under the 2018 Plan during the three months ending March 31, 2019.
4.	Options to purchase 25,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various contractors during the three months ending March 31, 2019.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted during 2019:

2019
Expected Volatility	39%-48%
Risk Free Interest Rate	2.62%-2.71%
Expected life of warrants	6.25 – 10.0

Under the Black-Scholes option pricing model, the fair value of the 705,000 options granted during the three months ended March 31, 2019 is estimated at $613,586.55 on the date of grant.

The following Table represents option activity for the three months ending March 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	6,240,000	$1.17	9.86
Exercisable - December 31, 2018	3,120,000	$0.33	9.86	$5,210,400
Granted	705,000	$2.00
Vested	-
Outstanding - March 31, 2019	6,945,000	$1.25	9.64
Exercisable - March 31, 2019	3,120,000	$0.33	9.62	$5,210,400

Note 8. Warrants

The following Table represents warrant activity for the three months ending March 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	353,250	$2.40	2.85
Exercisable - December 31, 2018	353,250	$2.40	2.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding - March 31, 2019	353,250	$2.40	2.61
Exercisable - March 31, 2019	353,250	$2.40	2.61	$-

There was no warrant activity for the three months ending March 31, 2019.

Note 9. Commitment and Contingencies

Office lease

The Company leases its office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease has a 20 year term, expiring in July 2021. It is currently likely that the Company will renew this lease for a five year term. The estimated lease payments associated with the renewal are included in the calculation of the future minimum lease payments. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,298,100 at March 31, 2019; the Company’s maximum exposure. The Company deems that rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees. See note 2 of these footnotes for the analysis of future minimum lease payments.Rental and equipment lease expenses amounted to approximately $58,500 and $53,000 for the three months ended March 31, 2019 and 2018, respectively.

Legal

Based on current negotiations in response to a letter received on November 27, 2018 in connection with a threatened lawsuit by a former employee, the Company believes that it has adequately reserved for any settlement resulting from such negotiations in its financial statements for the three months ended March 31, 2019. To date, the Company has received no further communications from the former employee.

Note 10. Subsequent Events

On April 2, 2019, the Company issued a four-month promissory note in the principal amount of $100,000 to Lobo Holdings, LLC., a stockholder in the Company. The note bears interest at the rate of 18% per annum. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman pledged 1,000,000 shares of common stock to secure the Company’s obligations under the note.

On April 2, 2019, the Company sold 5,000 shares at $2.00 per share to one investor in a private offering.

On April 12, 2019, the Company sold 1,000 shares at $2.00 per share to one investor in a private offering.

On April 23, 2019, the Company issued 2,500 shares at $2.00 per share to MEC Consulting Inc. for professional services.

On May 2, 2019, the Company sold 500 shares at $2.00 per share to one investor in a private offering.

On May 6, 2019, the Company sold 500 shares at $2.00 per share to one investor in a private offering.

On May 7, 2019, the Company sold 3,000 shares at $2.00 per share to one investor in a private offering.

On May 9, 2019, the Company sold 1,000 shares at $2.00 per share to one investor in a private offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Overview

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

Results of Operations

The selected historical financial information presented below is derived from our unaudited consolidated financial statements for the three months ended March 31, 2019 and 2018.

The data set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Report.

Net Revenue. Revenue for the three months ended March 31, 2019 decreased 20.5% to $6,510,774 as compared to $8,190,417 for the three months ended March 31, 2018 as a result of a decrease in poundage due to market softness, and a 71,000 pound reduction in private label business with US Foods, as the Company is transitioning out of packaging the private label for this customer. Additionally, the Company sold approximately 59,000 pounds less Hanaii crab meat during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2019 decreased to $5,600,914 as compared to $7,507,068 for the three months ended March 31, 2018. The decrease is attributable to the revenue decline and as a reduction in product cost as it relates to selling price.

Gross Profit. Gross profit margin for the three months ended March 31, 2019 increased by $226,511 as compared to the three months ended March 31, 2018. This increase is directly attributable to lower product cost as it relates to selling price. This is a direct result of the Company’s analytics driving the purchasing decisions during a time of downward pressure on the commodity.

Commissions Expenses. Commissions expenses decreased from $28,815 for the three months ending March 31, 2019 to $18,810 for the three months ending March 31, 2018, primarily due to a re-alignment of the Company’s sales structure, reducing the number of accounts that earned brokerage commissions, and a decrease in revenue.

Salaries and Wages Expense. Salaries and wages expense increased $643,871, or 136.2% for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase is solely due to the noncash expenses related to stock-based compensation which totaled $665,028 for the three months ending March 31, 2019 as compared to $0 for the three months ending March 31, 2018. The actual cash utilized for payroll (excluding stock-based compensation) reduced by $21,157 for the three months ending March 31, 2019 as compared to the same period in 2018.

Other Operating Expense. Other operating expense increased by 13.5% from $683,478 for the three months ended March 31, 2018 to $775,406 for the three months ended March 31, 2019. The increase is attributable to increases in both professional fees and filing fees related to the public company filing requirements.

Interest Expense. Interest expense decreased from $266,297 for the three months ended March 31, 2018 to $238,193 for the three months ended March 31, 2019. This decrease is due to the decrease in average funds borrowed from $11,586,313 as of March 31, 2018 to $8,458,335 as of March 31, 2019. The decrease in interest expense even though an interest rate increase of .69% in the underlying 30-day LIBOR rate for the three months ended March 31, 2019 as compared to a 30-day LIBOR rate in the three months ended March 31, 2018 occurred.

Net Loss: The Company had a net loss of $1,239,297 for the three months ended March 31, 2019 as compared to a net loss of $768,118 for the three months ended March 31, 2018. The increase in net loss is attributable to decreased revenues combined with non-cash operating expenses related to stock compensation of $665,028 during the first three months of 2019.

Liquidity and Capital Resources

At March 31, 2019, the Company had a working capital deficit of $1,849,780, with current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the Company’s working capital facility, and $128,910 in the current portion of the ASC 842 required lease liability recognition, as compared to a working capital deficit of $1,146,937 at December 31, 2018, also inclusive of $2,910,136 in stockholder debt. The decline in working capital is attributable to the $1,000,000 note payable that was borrowed in March 2019. The Company’s primary sources of liquidity consist of inventory of $8,618,182 and accounts receivable of $3,275,317.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

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

During the twelve months ending December 31, 2018, the Company failed to meet certain financial covenants. Such default was waived in September 2018 pursuant to the fourth amendment to the Loan and Security Agreement and no default interest was incurred.

As of March 31, 2019, Company has advanced approximately $61,000 to its affiliates in excess of a loan covenant. The line of credit currently bears interest at the rate of 9.376%. At March 31, 2019, the outstanding balance of the line of credit was $8,712,945.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman. As of March 31, 2019, $2,910,000 of principal remains outstanding and approximately $43,700 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

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

Lobo Note

On April 2, 2019, the Company issued a four-month promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC a Florida limited liability company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. Unpaid principal and interest will become immediately due and payable upon certain defaults as described in the Lobo Note. John Keeler, the Company’s Executive Chairman pledged 1,000,000 shares of common stock to secure the Company’s obligations under the Lobo Note.

Cash Provided by Operating Activities. Cash used in operating activities during the three months ended March 31, 2019 was $1,688,470 as compared to cash provided by operating activities of $1,080,936 for the three months ended March 31, 2018. The decrease is primarily attributable to cash used for the purchase of inventory of $491,548 and a reduction in Accounts Payable and accruals of $728,590 during the three months ended March 31, 2019 as compared to cash provided as a result of the reduction of inventory and accounts receivable of $2,752,425 during the three months ended March 31, 2018.

Cash Used for Investing Activities. Cash used for investing activities for the three months ended March 31, 2019 was $3,670 as compared to $2,991 used for investing activities for the three months ended March 31, 2018.

Cash Provided from Financing Activities. Cash provided from financing activities for the three months ended March 31, 2019 was $1,503,148 as compared to cash used by financing activities of $1,054,231 for the three months ended March 31, 2018. The Company’s revolving working capital line of credit provided approximately $509,000 and the related party note provided $1,000,000 for the three months ending March 31, 2019 as compared to a pay down of the revolving working capital line of credit for the three months ending March 31, 2018 of approximately $1,046,000.

Recently Adopted Accounting Pronouncements

ASC 842 Leases.

On January 1, 2019, we adopted Accounting Standards Codification 842 and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The new lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

March 31, 2019
Assets
Operating lease assets	$1,220,283

Liabilities
Current	$128,910
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,096,226

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2019
Cash used in operating activities:
Operating leases	$4,853
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2019
Weighted-average remaining lease term
Operating leases	7.21 years
Weighted-average discount rate
Operating leases	5.5%

Maturities of lease liabilities as of March 31, 2019, were as follows:

Operating Leases

2019 (excluding the three months ended March 31, 2019)	$149,729
2020	190,574
2021	201,675
2022	213,600
2023	216,847
Thereafter	557,074
Total lease payments	1,529,499
Less: amount of lease payments representing interest	(312,143)
Present value of future minimum lease payments	$1,217,356
Less: current obligations under leases	$(121,130)
Non current long-term obligations	$1,096,226

Stock-Based Compensation

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Based on current negotiations in response to a letter received on November 27, 2018 in connection with a threatened lawsuit by a former employee, the Company believes that it has adequately reserved for any settlement resulting from such negotiations in its financial statements for the three months ended March 31, 2019. To date, the Company has received no further communications from the former employee.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On April 2, 2019, we issued 5,000 shares of common stock to an accredited investor in a private offering for $10,000.

On April 12, 2019, we issued 1,000 shares of common stock to an accredited investor in a private offering for $2,000.

On April 23, 2019, we issued 2,500 shares of common stock to MEC Consulting Inc., for legal services provided to the Company.

On May 2, 2019, we issued 500 shares of common stock to an accredited investor in a private offering for $1,000.

On May 6, 2019, we issued 500 shares of common stock to an accredited investor in a private offering for $1,000.

On May 7, 2019, we issued 3,000 shares of common stock to an accredited investor in a private offering for $6,000.

On May 9, 2019, we issued 1,000 shares of common stock to an accredited investor in a private offering for $2,000.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. The purchaser represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that he could bear the risks of the investment.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	SEC Report Reference No.	Description

31.1	*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: May 16, 2019	By:	/s/ Carlos Faria
	Name:	Carlos Faria
	Title:	President and Chief Executive Officer (Principal Executive Officer)

Dated: May 16, 2019	By:	/s/ Christopher Constable
	Name:	Christopher Constable
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

