Form 10-Q
period 2019-06-30
Blue Star Foods Corp.
filed 2019-08-13
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2019, there were 16,081,294 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 which we filed with the Securities and Exchange Commission (“SEC”) on April 1, 2019 (“Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

Blue Star Foods Corp

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

	JUNE 30 2019	DECEMBER 31 2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash (including VIE $6,774 and $5,561, respectively)	$63,071	$13,143
Restricted Cash	77,350	334,083
Accounts receivable, net (including VIE $87,189 and $49,624, respectively)	2,933,208	3,449,487
Inventory, net (including VIE $46,193 and $117,816, respectively)	5,295,784	8,126,634
Advances to related party	1,109,015	1,139,619
Other current assets (including VIE $3,821 and $4,351 respectively)	100,428	90,929
Total current assets	9,578,856	13,153,895
FIXED ASSETS, net	83,945	109,169
RIGHT OF USE ASSET	1,182,816	-
OTHER ASSETS	155,929	218,254
TOTAL ASSETS	$11,001,546	$13,481,318
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals (including VIE $85,996 and $95,720, respectively)	$1,907,517	$3,155,741
Working capital line of credit	5,636,481	8,203,725
Related Party Notes Payable	1,100,000	-
Current maturities of long-term debt	15,600	31,230
Stockholder notes payable - Subordinated	2,910,136	2,910,136
Total current liabilities	11,569,734	14,300,832
LONG -TERM LIABILITY	1,066,310	-
TOTAL LIABILITIES	12,636,044	14,300,832
STOCKHOLDER’S DEFICIT
Blue Star Foods Corp. Stockholder Equity
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of June 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,095,424 shares issued and outstanding (including 14,130 shares declared (not yet issued) as stock dividend on June 30, 2019) as of June 30, 2019 and 16,023,164 shares issued and outstanding (including 8,164 shares declared as stock dividend on December 31, 2018) as of December 31, 2018	1,612	1,603
Additional paid-in capital	4,885,279	3,404,774
Accumulated deficit	(6,124,983)	(3,895,139)
Total Blue Star Foods Corp. stockholder’s deficit	(1,238,092)	(446,762)
Non-controlling interest	(417,602)	(440,833)
Accumulated other comprehensive income (VIE)	21,196	(68,081)
Total VIE’s deficit	(396,406)	(372,752)
TOTAL STOCKHOLDER’S DEFICIT	(1,634,498)	(819,514)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$11,001,546	$13,481,318

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 and 2018

	Three months ended (unaudited)		Six months ended (unaudited)
	2019	2018	2019	2018
REVENUE, NET	$7,532,474	$8,805,238	$14,043,248	$16,995,655
COST OF REVENUE	6,421,144	7,182,171	12,022,058	14,689,239
GROSS PROFIT	1,111,330	1,623,067	2,021,190	2,306,416

COMMISSIONS	19,851	37,400	38,661	66,215
SALARIES & WAGES	1,121,792	460,093	2,238,540	932,970
OTHER OPERATING EXPENSES	665,206	555,255	1,440,612	1,238,734
INCOME (LOSS) FROM OPERATIONS	(695,519)	570,319	(1,696,623)	68,497

OTHER EXPENSE	-	(25,679)	-	(25,679)
INTEREST EXPENSE	(257,277)	(289,927)	(495,470)	(556,224)
NET INCOME (LOSS)	(952,796)	254,713	(2,192,093)	(513,406)
LESS: NET INCOME ( LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	42,499	10,263	23,231	(34,627)
NET INCOME (LOSS) LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(995,295)	$244,450	$(2,215,324)	$(478,779)
DIVIDEND ON PREFERRED STOCK	28,260	-	56,520	-
NET INCOME(LOSS) ATTRIBUABLE TO BLUE STAR FOODS CORP COMMON SHAREHOLDERS	$(1,023,555)	244,450	$(2,271,844)	$(478,779)
COMPREHENSIVE INCOME (LOSS):
TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	6,965	(4,175)	(46,885)	921
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$49,464	$6,088	$(23,654)	$(33,706)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(995,295)	$244,450	$(2,215,324)	$(478,779)
PRO FORMA DATA:
PRO FORMA INCOME TAX EXPENSE		-	-	-
PRO FORMA NET (LOSS) INCOME ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(995,295)	$244,450	$(2,215,324)	$(478,779)
PRO FORMA COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(995,295)	$244,450	$(2,215,324)	$(478,779)
Loss per basic and diluted common share:		-
Basic net income (loss) per common share	$(0.06)	$0.02	$(0.14)	$(0.03)
Basic weighted average common shares outstanding	16,045,616	15,000,000	16,045,616	15,000,000
Fully diluted net income (loss) per common share	$(0.06)	$0.02	$(0.14)	$(0.03)
Fully diluted weighted average common shares outstanding	16,045,616	15,000,000	16,045,616	15,000,000

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

Three and Six Months Ending June 30, 2019 and 2018

(unaudited)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	(Deficit)
December 31, 2018	1,413	$-	16,023,164	$1,603	$3,404,774	$(3,853,139)	$(446,762)	$(372,752)	$(819,514)
Common stock issued for Cash			5,000	1	9,999		10,000		10,000
Stock Based Compensation					665,028		665,028		665,028
Dividends to preferred stockholders			14,130	2	28,258	(28,260)	-		-
Net Loss				-		(1,220,029)	(1,220,029)	(19,268)	(1,239,297)
Comprehensive loss			-	-	-	-	-	(53,850)	(53,850)
March 31, 2019	1,413	-	16,042,294	1,606	4,108,059	(5,101,428)	(991,763)	(445,870)	(1,437,633)
Common stock issued for Services			22,500	3	44,997		45,000		45,000
Common stock issued for Cash			11,000	1	21,999		22,000		22,000
Common Stock Incentive Issued to Employees			5,500	1	10,999		11,000		11,000
Stock Based Compensation					670,966		670,966		670,966
Dividends to preferred stockholders			14,130	1	28,259	(28,260)	-		-
Net Loss				-		(995,295)	(995,295)	42,499	(952,796)
Comprehensive Income			-	-	-	-	-	6,965	6,965
June 30, 2019	1,413	$-	16,095,424	$1,612	$4,885,279	$(6,124,983)	$(1,238,092)	$(396,406)	$(1,634,498)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	(Deficit)
December 31, 2017	-	$-	15,000,000	$1,500	$558,257	$(1,494,927)	$(935,170)	$(317,378)	$(1,252,548)
ASC 606 Adjustment to January 1, 2018	-	-				(81,520)	(81,520)		(81,520)
Adjusted January 1, 2018	-	-	15,000,000	1,500	558,257	(1,576,447)	(1,016,690)	(317,378)	(1,334,068)
Net Loss	-	-	-	-	-	(723,228)	(723,228)	(44,890)	(768,118)
Comprehensive Income	-	-	-	-	-	-	-	5,096	5,096
March 31, 2018	-	-	15,000,000	1,500	558,257	(2,299,675)	(1,739,918)	(357,172)	(2,097,090)
Net Income	-	-	-	-	-	244,449	244,449	10,263	254,712
Comprehensive loss	-	-	-	-	-	-	-	(4,175)	(4,175)
June 30, 2018	-	$-	15,000,000	$1,500	$558,257	$(2,055,226)	$(1,495,469)	$(351,084)	$(1,846,553)

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,192,093)	$(513,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock Based Compensation	1,346,994	-
Common stock issued for Services	45,000
Depreciation of fixed assets	34,010	31,103
Amortization of Right to use asset	74,935	-
Amortization of loan costs	72,325	66,827
Changes in operating assets and liabilities:
Receivables	516,279	489,612
Inventories	2,830,850	5,144,395
Advances to affiliated supplier	30,604	(1,082,925)
Other current assets	(9,499)	(7,852)
Change in Right of use Liability	(65,231)
Accounts payable and accruals	(1,374,434)	(992,931)
Net cash provided by operating activities	1,309,740	3,134,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(8,786)	(6,371)
Net cash used in investing activities	(8,786)	(6,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Offering	32,000	-
Proceeds from working capital lines of credit	11,571,080	13,601,796
Repayments of working capital lines of credit	(14,138,324)	(16,738,935)
Proceeds from Related Party Notes Payable	1,100,000
Principal payments of long-term debt	(15,630)	(17,245)
Payments of Loan costs	(10,000)
Net cash used in financing activities	(1,460,874)	(3,154,384)
Effect of exchange rate changes on cash	(46,885)	921
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(206,805)	(25,011)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	347,226	58,875
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$140,421	$33,864
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	56,520	-
Valuation of Right to Use asset/liability	1,257,751
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$494,596	$555,824

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

On November 8, 2018 the sole shareholder of John Keeler & Co., Inc. executed an Agreement and Plan of Merger and Reorganization with Blue Star Foods Corp. (Formerly A.G. Acquisition Group II, Inc.) and Blue Star Acquisition Corp. John R. Keeler exchanged his 500 shares with a par value of $1.00 in John Keeler & Co., Inc. for the 15,000,000 shares with a par value of $.0001 of the then outstanding 16,015,000 outstanding shares. As part of the merger, the net liabilities existing in the company as of the date of the merger totaling approximately $2,400 were converted to equity as part of this transaction. The prior owners of Blue Star Foods Corp. received 750,000 shares of common stock as part of this transaction, and various service providers received 265,000 shares as compensation for their work on the transaction resulting in and expense and additional paid in capital of $530,001. Additionally, there were 725 shares of Series A Preferred stock and 181,250 warrants issued to private placement investors for total capital contribution of $725,000, 688 shares of Series A Preferred stock and 172,000 warrants issued for settlement with prior investors which had a fair value of $688,000 and $81,353 respectively. Lastly, upon the close of the merger there were 3,120,000 options to purchase common stock issued to Christopher Constable. Additionally, Carlos Faria held options to purchase 104 shares of John Keeler & Co., Inc. prior to the merger. These options were immediately converted at closing to an option to purchase 3,120,000 shares of common stock of Blue Star Foods Corp.

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of John Keeler & Co., Inc.’s stock will have effective control of Blue Star Foods Corp. In addition, John Keeler & Co., Inc. will have control of the combined entity through control of the Board by designating all four of the board seats. Additionally, all of John Keeler & Co., Inc.’s officers and senior executive positions will continue on as management of the combined entity after consummation of the Merger. For accounting purposes, John Keeler & Co., Inc. will be deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of Blue Star Foods Corp. Accordingly, John Keeler & Co., Inc.’s assets, liabilities and results of operations are the historical financial statements of the Company, and John Keeler & Co., Inc.’s assets, liabilities and results of operations have been consolidated with Blue Star Foods Corp. effective as of the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ending December 31, 2018 for a broader discussion of our business and the risks inherent in such business.

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$63,071.00	$13,143.00
Restricted cash	77,350.00	334,083.00
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$140,421.00	$347,226.00

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

As of June 30, 2019 and December 31, 2018, the balance due from the related party for future shipments was approximately $1,109,015 and $1,139,619, respectively. The 2019 balances represent approximately four months of purchases from the supplier.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

June 30, 2019
Assets
Operating lease assets	$1,182,816

Liabilities
Current	$126,577
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,066,310

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2019

Cash used in operating activities:
Operating leases	$9,704
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2019
Weighted-average remaining lease term
Operating leases	6.97 years
Weighted-average discount rate
Operating leases	5.5%

Maturities of lease liabilities as of June 30, 2019, were as follows:

Operating Leases

2019 (excluding the six months ended June 30, 2019)	$99,819
2020	190,574
2021	201,675
2022	213,600
2023	216,847
Thereafter	557,074
Total lease payments	1,479,589
Less: amount of lease payments representing interest	(287,069)
Present value of future minimum lease payments	$1,192,520
Less: current obligations under leases	$(126,577)
Non current long-term obligations	$1,065,943

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2019, the Company incurred a net loss of $2,192,093, has an accumulated deficit of $6,124,983 and working capital deficit of $1,990,878, with the current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the working capital facility, and $126,577 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The information below represents the assets, liabilities and non-controlling interest related to Strike as of June 30, 2019 and December 31, 2018.

June 30, 2019
Assets	$143,977
Liabilities	85,996
Non-controlling interest	(417,602)

December 31, 2018
Assets	$177,352
Liabilities	95,720
Non-controlling interest	(440,883)

Note 5. Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018 and July 29, 2019. In the fourth amendment the term of this facility was extended to a term of 5 years and is subject to early termination by the lender upon defined events of default. The Company continues to be obligated to meet certain financial covenants.

The line of credit bears an interest rate equal to the greater of 3 Month LIBOR rate plus 6.25%, the Prime rate plus 3.0% or a fixed rate of 6.5% and is subject to the following terms:

●	Borrowing is based on up to 85% of eligible accounts receivable plus the net orderly liquidation value of eligible inventory at the same rate, subject to certain defined limitations.
●	The line is collateralized by substantially all the assets and property of the Company and is personally guaranteed by the stockholder of the Company.
●	The Company is restricted to specified distribution payments, use of funds, and is required to comply with certain other covenants including certain financial ratios.
●	All cash received by the Company is applied against the outstanding loan balance.
●	A subjective acceleration clause allows ACF to call the note upon a material adverse change.

During the year ended December 31, 2018, the Company failed to meet certain financial covenants under the line of credit and as of June 30, 2019 was in violation of its fixed charge coverage ratio. The loan and security agreement dated September 19, 2018 was amended on July 29, 2019 (the “Fourth Amendment”). The Fourth Amendment waived the Company’s defaults of the financial covenants, revised certain financial covenants, confirmed the secured lender’s rights and resulted in a default interest rate of an additional 3%, effective August 1, 2019 until the default is cured.

The Company analyzed the line of credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remaining unchanged

As of June 30, 2019, the line of credit bears interest rate of 8.77%.

As of June 30, 2019 and December 31, 2018, the line of credit had an outstanding balance of approximately $5,636,500 and $8,204,000, respectively.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman and Chief Executive Officer. As of June 30, 2019, $2,910,000 of principal remains outstanding and approximately $87,300 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Current Portion of Long-Term Debt

As of June 30, 2019 and December 31, 2018, the current portion of long-term debt consisted of a note payable outstanding with Mercedes-Benz Financial Services (“MB Financial”). The Company entered into a loan agreement with MB Financial on November 30, 2014 to finance the purchase of an automobile. The loan bears interest at 5.56% per annum and requires monthly installments of approximately $3,000, inclusive of interest. The loan balance as of June 30, 2019 was $15,964 and matures on November 30, 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”) and controlled by a related party. The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note.

Lobo Note

On April 2, 2019, the Company issued a four-month promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC., a stockholder in the Company. The note bears interest at the rate of 18% per annum. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer pledged 1,000,000 shares of common stock to secure the Company’s obligations under the note.

Note 6. Common Stock

On February 1, 2019, the Company sold 5,000 shares at $2.00 per share to one investor in a private offering.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on March 31, 2019. The dividend resulted in an issuance of 14,130 shares of stock with a value of $28,260 on March 31, 2019.

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

On May 17, 2019 the Company issued 20,000 shares at $2.00 per share to various individuals for professional services.

On May 17, 2019 the Company issued 5,500 shares at $2.00 per share to 11 non officer employees as a bonus incentive.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on June 30, 2019. The dividend of 14,130 shares of stock with a value of $28,260 was declared but not yet issued.

Note 7. Stock-Based Compensation

For the six months ended June 30, 2019

During the six months ended June 30, 2019, approximately $1,336,000 in compensation expense was recognized on the following:

1.	Options to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest one-year from the date of grant, were issued to Christopher Constable under the 2018 Plan during the twelve months ending December 31, 2018.
2.	Options to purchase 430,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various long term employees under the 2018 Plan during the six months ending June 30, 2019.
3.	Options to purchase 250,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 20% each year from the date of grant, were issued to Zoty Ponce under the 2018 Plan during the six months ending June 30, 2019.
4.	Options to purchase 25,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various contractors during the six months ending June 30, 2019.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted during 2019:

2019
Expected Volatility	39%-48%
Risk Free Interest Rate	2.62%-2.71%
Expected life of warrants	6.25 – 10.0

Under the Black-Scholes option pricing model, the fair value of the 705,000 options granted during the six months ended June 30, 2019 is estimated at $613,586 on the date of grant. The unrecognized portion of the expense remaining outstanding is $1,395,338.

The following Table represents option activity for the six months ending June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	6,240,000	$1.17	9.86
Exercisable - December 31, 2018	3,120,000	$0.33	9.86	$5,210,400
Granted	705,000	$2.00
Vested	-
Outstanding – June 30, 2019	6,945,000	$1.25	9.39
Exercisable - June 30, 2019	3,120,000	$0.33	9.37	$5,210,400

Note 8. Warrants

The following Table represents warrant activity for the six months ending June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	353,250	$2.40	2.85
Exercisable - December 31, 2018	353,250	$2.40	2.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding -June 30, 2019	353,250	$2.40	2.36
Exercisable - June 30, 2019	353,250	$2.40	2.36	$-

There was no warrant activity for the six months ending June 30, 2019.

Note 9. Commitment and Contingencies

Office lease

The Company leases its office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease has a 20 year term, expiring in July 2021. It is currently likely that the Company will renew this lease for a five year term. The estimated lease payments associated with the renewal are included in the calculation of the future minimum lease payments. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,292,250 at June 30, 2019; the Company’s maximum exposure. The Company deems that rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees. See note 2 of these footnotes for the analysis of future minimum lease payments. Rental and equipment lease expenses amounted to approximately $117,800 and $106,300 for the six months ended June 30, 2019 and 2018, respectively.

Legal

Based on current negotiations in response to a letter received on November 27, 2018 in connection with a threatened lawsuit by a former employee, the Company believes that it has adequately reserved for any settlement resulting from such negotiations in its financial statements for the six months ended June 30, 2019. The Company has a scheduled mediation date in September 2019.

Note 10. Subsequent Events

The Kenar Note matured on July 26, 2019 and has been extended on a month-to-month basis on the same terms and conditions.

The Lobo Note matured on August 2, 2019 and has been extended on a month-to-month basis on the same terms and conditions.

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

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Report.

Three months ended June 30, 2019 and 2018

Net Revenue. Revenue for the three months ended June 30, 2019 decreased 14.5% to $7,532,474 as compared to $8,805,238 for the three months ended June 30, 2018 as a result of a decrease in poundage due to market softness, and a 82,000 pound reduction in private label business with US Foods, as the Company is transitioning out of packaging the private label for this customer.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2019 decreased to $6,421,144 as compared to $7,182,171 for the three months ended June 30, 2018. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended June 30, 2019 decreased by $511,737 to $1,111,330 as compared to $1,623,067 for the three months ended June 30, 2018. This decrease is directly attributable to a reduction in average selling price in the market. Pricing pressures have caused the market to adjust lower.

Commissions Expenses. Commissions expenses decreased from $37,400 for the three months ending June 30, 2018 to $19,851 for the three months ending June 30, 2019, primarily due to a re-alignment of the Company’s sales structure, reducing the number of accounts that earned brokerage commissions, and a decrease in revenue.

Salaries and Wages Expense. Salaries and wages expense increased $661,699 to $1,121,792, or 136.2% for the three months ended June 30, 2019 as compared to $460,093 for the three months ended June 30, 2018. This increase is solely due to the noncash expenses related to stock-based compensation which totaled $670,967 for the three months ending June 30, 2019 as compared to $0 for the three months ending June 30, 2018. The actual cash utilized for payroll (excluding stock-based compensation) decreased by $9,268 for the three months ending June 30, 2019 as compared to the same period in 2018.

Other Operating Expense. Other operating expense increased by 19.8% from $555,255 for the three months ended June 30, 2018 to $665,206 for the three months ended June 30, 2019. The increase is attributable to increases in both professional fees and filing fees related to the public company filing requirements.

Interest Expense. Interest expense decreased from $289,927 for the three months ended June 30, 2018 to $257,277 for the three months ended June 30, 2019. This decrease is due to the decrease in average funds borrowed from $10,017,743 as of June 30, 2018 to $7,174,713 as of June 30, 2019.

Net Loss: The Company had a net loss of $952,796 for the three months ended June 30, 2019 as compared to a net profit of $254,713 for the three months ended June 30, 2018. The increase in net loss is attributable to decreased revenues combined with non-cash operating expenses related to stock compensation of $670,967 during the first three months of 2019.

Six months ended June 30, 2019 and 2018

Net Revenue. Revenue for the six months ended June 30, 2019 decreased 17.4% to $14,043,248 as compared to $16,995,655 for the six months ended June 30, 2018 as a result of a decrease in poundage due to market softness, and a 153,000 pound reduction in private label business with US Foods, as the Company is transitioning out of packaging the private label for this customer.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2019 decreased to $12,022,058 as compared to $14,689,239 for the six months ended June 30, 2018. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the six months ended June 30, 2019 decreased by $285,226 to $2,021,190 as compared to gross profit margin of $2,306,416 for the six months ended June 30, 2018. This decrease is directly attributable to lower revenue and lower market prices in the industry as compared to replacement cost. We believe pricing pressures industry wide have caused this decrease in product margin.

Commissions Expenses. Commissions expenses decreased from $66,215 for the six months ending June 30, 2018 to $38,661 for the six months ending June 30, 2019, primarily due to a re-alignment of the Company’s sales structure, reducing the number of accounts that earned brokerage commissions, and a decrease in revenue.

Salaries and Wages Expense. Salaries and wages expense increased $1,305,570 to $2,238,540, or 140% for the six months ended June 30, 2019 as compared to $932,970 for the six months ended June 30, 2018. This increase is solely due to the noncash expenses related to stock-based compensation which totaled $1,346,994 for the six months ending June 30, 2019 as compared to $0 for the six months ending June 30, 2018. The actual cash utilized for payroll (excluding stock-based compensation) decreased by $41,424 for the six months ending June 30, 2019 as compared to the same period in 2018.

Other Operating Expense. Other operating expense increased by 16.3% from $1,238,734 for the six months ended June 30, 2018 to $1,440,612 for the six months ended June 30, 2019. The increase is attributable to increases in both professional fees and filing fees related to the public company filing requirements.

Interest Expense. Interest expense decreased from $556,224 for the six months ended June 30, 2018 to $495,470 for the six months ended June 30, 2019. This decrease is due to the decrease in average funds borrowed from $10,540,581 as of June 30, 2018 to $6,920,103 as of June 30, 2019.

Net Loss. The Company had a net loss of $2,192,093 for the six months ended June 30, 2019 as compared to a net loss of $513,406 for the six months ended June 30, 2018. The increase in net loss is attributable to decreased revenues combined with non-cash operating expenses related to stock compensation of $1,346,994 during the first six months of 2019.

Liquidity and Capital Resources

At June 30, 2019, the Company had a working capital deficit of approximately $1,990,900, with current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the Company’s working capital facility, and $126,577 in the current portion of the ASC 842 required lease liability recognition, as compared to a working capital deficit of $1,146,937 at December 31, 2018, also inclusive of $2,910,136 in stockholder debt. The decline in working capital is attributable to the $1,100,000 notes payable that were executed in the first six months of 2019 The Company’s primary sources of liquidity consist of inventory of $5,295,784 and accounts receivable of $2,933,208.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Loan and Security Agreement

The Company entered into a $14,000,000 revolving line of credit with ACF Finco I, LP on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018 and July 29, 2019. In the fourth amendment the term of this facility was extended to a term of 5 years from the effective date and is subject to early termination by the lender upon defined events of default. The Company continues to be obligated to meet certain financial covenants.

The line of credit bears an interest at the greater of (i) the 3-month LIBOR rate plus 6.25%, (ii) the prime rate plus 3.0% and (iii) 6.5%. Borrowing is based on up to 85% of eligible accounts receivable plus the net orderly liquidation value of eligible inventory at the same rate, subject to certain specified limitations. The credit line is collateralized by substantially all the assets of the Company and is personally guaranteed by John Keeler, our Executive Chairman and Chief Executive Officer. The Company is restricted with respect to certain distribution payments, use of funds and is required to comply with certain other covenants including certain financial ratios.

During the year ended December 31, 2018, the Company failed to meet certain financial covenants under the line of credit and as of June 30, 2019 was in violation of its fixed charge coverage ratio. The loan and security agreement dated September 19, 2018 was amended on July 29, 2019 (the “Fourth Amendment”). The Fourth Amendment waived the Company’s defaults of the financial covenants, revised certain financial covenants, confirmed the secured lender’s rights and resulted in a default interest rate of an additional 3%, effective August 1, 2019 until the default is cured.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman and Chief Executive Officer. As of June 30, 2019, $2,910,000 of principal remains outstanding and approximately $87,300 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”). The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note. The Kenar Note matured on July 26, 2019 and was extended on a month-to-month basis on the same terms and conditions.

Lobo Note

On April 2, 2019, the Company issued a four-month promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC a Florida limited liability company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. Unpaid principal and interest will become immediately due and payable upon certain defaults as described in the Lobo Note. John Keeler, the Company’s Executive Chairman and Chief Executive Officer pledged 1,000,000 shares of common stock to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended on a month-to-month basis on the same terms and conditions.

Cash Provided by Operating Activities. Cash provided by operating activities during the six months ended June 30, 2019 was $1,309,740 as compared to cash provided by operating activities of $3,134,823 for the six months ended June 30, 2018. The decrease is primarily attributable to an increase in the net loss after non-cash items along with a reduction in cash generated from the reduction of receivables and inventory. Also, additional cash was used to reduce the Accounts Payable and accruals balance by $381,503 during the six months ended June 30, 2019.

Cash Used for Investing Activities. Cash used for investing activities for the six months ended June 30, 2019 was $8,786 as compared to $6,371 used for investing activities for the six months ended June 30, 2018.

Cash utilized in Financing Activities. Cash utilized in financing activities for the six months ended June 30, 2019 was $1,460,874 as compared to cash from financing activities of $3,154,384 for the six months ended June 30, 2018. The Company’s revolving working capital line of credit utilized cash of approximately $2,567,000 and related party notes provided $1,100,000 in cash for the six months ending June 30, 2019 as compared to a pay down of the revolving working capital line of credit for the six months ending June 30, 2018 of approximately $3,137,000.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

June 30, 2019
Assets
Operating lease assets	$1,182,816

Liabilities
Current	$126,577
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,066,310

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2019
Cash used in operating activities:
Operating leases	$9,704
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2019
Weighted-average remaining lease term
Operating leases	6.97 years
Weighted-average discount rate
Operating leases	5.5%

Maturities of lease liabilities as of June 30, 2019, were as follows:

Operating Leases

2019 (excluding the six months ended June 30, 2019)	$99,819
2020	190,574
2021	201,675
2022	213,600
2023	216,847
Thereafter	557,074
Total lease payments	1,479,589
Less: amount of lease payments representing interest	(287,069)
Present value of future minimum lease payments	$1,192,520
Less: current obligations under leases	$(126,577)
Non current long-term obligations	$1,065,943

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Based on current negotiations in response to a letter received on November 27, 2018 in connection with a threatened lawsuit by a former employee, the Company believes that it has adequately reserved for any settlement resulting from such negotiations in its financial statements for the six months ended June 30, 2019. The Company has a scheduled mediation date in September 2019.

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

On May 20, 2019, we issued an aggregate of 5,500 shares of common stock to eleven employees of the Company as bonus compensation.

On May 20, 2019, we issued an aggregate of 20,000 shares of common stock to Newbridge Securities Corporation and two of its employees for investment banking services provided to the Company.

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

BLUE STAR FOODS CORP.

Dated: August 13, 2019	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 13, 2019	By:	/s/ Christopher Constable
	Name:	Christopher Constable
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

