Form 10-Q
period 2019-09-30
Blue Star Foods Corp.
filed 2019-11-19
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of November 19, 2019, there were 16,090,424 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Blue Star Foods Corp

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

	SEPTEMBER 30	DECEMBER 31
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash (including VIE $2,731 and $5,561, respectively)	$35,008	$13,143
Restricted Cash	199,010	334,083
Accounts receivable, net (including VIE $25,327 and $49,624, respectively)	1,701,568	3,449,487
Inventory, net (including VIE $65,308 and $117,816, respectively)	6,997,675	8,126,634
Advances to related party	1,178,842	1,139,619
Other current assets (including VIE $4,083 and $4,351 respectively)	85,881	90,929
Total current assets	10,197,984	13,153,895
FIXED ASSETS, net	67,014	109,169
RIGHT OF USE ASSET	1,145,348	-
OTHER ASSETS	124,297	218,254
TOTAL ASSETS	$11,534,643	$13,481,318
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals (including VIE $48,452 and $95,720, respectively)	$2,589,450	$3,155,741
Working capital line of credit	6,116,265	8,203,725
Related Party Notes Payable	1,100,000	-
Current maturities of long-term debt	6,639	31,230
Stockholder notes payable - Subordinated	2,910,136	2,910,136
Total current liabilities	12,722,490	14,300,832
LONG -TERM RIGHT OF USE LIABILITY	1,035,661	-
TOTAL LIABILITIES	13,758,151	14,300,832
STOCKHOLDER’S DEFICIT
Blue Star Foods Corp Stockholder Equity
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,104,554 shares issued and outstanding (including 14,130 not yet issued shares declared as stock dividend on September 30, 2019 ) as of September 30, 2019 and 16,023,164 shares issued and outstanding (including 8,164 shares declared as stock dividend on December 31, 2018) as of December 31, 2018	1,612	1,603
Additional paid-in capital	5,612,245	3,404,774
Accumulated deficit	(7,418,898)	(3,853,139)
Total Blue Star Foods Corp. stockholder’s deficit	(1,805,041)	(446,762)
Non-controlling interest	(440,185)	(440,833)
Accumulated other comprehensive income (VIE)	21,718	68,081
Total VIE’s deficit	(418,467)	(372,752)
TOTAL STOCKHOLDER’S DEFICIT	(2,223,508)	(819,514)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$11,534,643	$13,481,318

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(unaudited)

	Three months ended		Nine months ended
	2019	2018	2019	2018
REVENUE, NET	$5,081,164	$6,815,000	$19,124,412	$23,810,655
COST OF REVENUE	4,409,657	5,670,756	16,431,715	20,359,995

GROSS PROFIT	671,507	1,144,244	2,692,697	3,450,660

COMMISSIONS	15,996	39,411	54,657	105,626
SALARIES & WAGES	1,014,195	417,093	3,252,735	1,350,063
OTHER OPERATING EXPENSES	676,904	529,127	2,117,516	1,767,861

INCOME (LOSS) FROM OPERATIONS	(1,035,588)	158,613	(2,732,211)	227,110

OTHER INCOME	-	417,212	-	391,533
INTEREST EXPENSE	(252,650)	(228,918)	(748,120)	(785,142)

NET INCOME (LOSS)	(1,288,238)	346,907	(3,480,331)	(166,499)

LESS: NET INCOME ( LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(22,583)	(30,051)	648	(64,678)

NET INCOME (LOSS) LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(1,265,655)	$376,958	$(3,480,979)	$(101,821)

DIVIDEND ON PREFERRED STOCK	28,260	-	84,780	-

NET INCOME(LOSS) ATTRIBUABLE TO BLUE STAR FOODS CORP COMMON SHAREHOLDERS	$(1,293,915)	376,958	$(3,565,759)	$(101,821)

COMPREHENSIVE INCOME (LOSS):

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	522	17,800	(46,363)	18,721

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$(22,061)	$(12,251)	$(45,175)	$(45,957)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(1,265,655)	$376,958	$(3,480,979)	$(101,821)

PRO FORMA DATA:
PRO FORMA INCOME TAX EXPENSE	-	-	-	-

PRO FORMA NET (LOSS) INCOME ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(1,265,655)	$376,958	$(3,480,979)	$(101,821)

PRO FORMA COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(1,265,655)	$376,958	$(3,480,979)	$(101,821)

Income (Loss) per basic and diluted common share
Basic net income (loss) per common share	$(0.08)	$0.03	$(0.22)	$(0.01)
Basic weighted average common shares outstanding	16,045,616	15,000,000	16,045,616	15,000,000
Fully diluted net income (loss) per common share	$(0.08)	$0.03	$(0.22)	$(0.01)
Fully diluted weighted average common shares outstanding	16,045,616	15,000,000	16,045,616	15,000,000

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

Three and Nine Months Ending September 30, 2019 and 2018

(unaudited)

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	(DEFICIT)
December 31, 2018	1,413	$-	16,023,164	$1,603	$3,404,774	$(3,853,139)	$(446,762)	$(372,752)	$(819,514)
Common stock issued for Cash			5,000	1	9,999	-	10,000	-	10,000
Option Expense			-	-	665,028	-	665,028	-	665,028
Dividends to preferred stockholders			14,130	2	28,258	(28,260)	-	-	-
Net Loss			-	-	-	(1,220,029)	(1,220,029)	(19,268)	(1,239,297)
Comprehensive loss			-	-	-	-	-	(53,850)	(53,850)
March 31, 2019	1,413	-	16,042,294	1,606	4,108,059	(5,101,428)	(991,763)	(445,870)	(1,437,633)
Common stock issued for Service			22,500	3	44,997	-	45,000	-	45,000
Common stock issued for Cash			11,000	1	21,999	-	22,000	-	22,000
Common Stock Incentive Issued to Employees			5,500	1	10,999	-	11,000	-	11,000
Option Expense			-	-	670,966	-	670,966	-	670,966
Dividends to preferred stockholders			14,130	1	28,259	(28,260)	-	-	-
Net Income (Loss)			-	-	-	(995,295)	(995,295)	42,499	(952,796)
Comprehensive Income			-	-	-	-	-	6,965	6,965
June 30, 2019	1,413	$-	16,095,424	$1,612	$4,885,279	$(6,124,983)	$(1,238,092)	$(396,406)	$(1,634,498)
Cancellation of Issued Shares for Cash			(5,000)	(1)	(9,999)		(10,000)		(10,000)
Stock Issued for Service					40,000		40,000		40,000
Stock Based Compensation					668,706		668,706		668,706
Dividends to preferred stockholders			14,130	1	28,259	(28,260)	-		-
Net Loss				-		(1,265,655)	(1,265,655)	(22,583)	(1,288,238)
Comprehensive Income			-	-	-	-	-	522	522
September 30, 2019	1,413	$-	16,104,554	$1,612	$5,612,245	$(7,418,898)	$(1,805,041)	$(418,467)	$(2,223,508)

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	(Deficit)
December 31, 2017	-	$-	15,000,000	$1,500	$558,257	$(1,494,927)	$(935,170)	$(317,378)	$(1,252,548)
606 Adjustment to January 1, 2018	-	-				(81,520)	(81,520)		(81,520)
Adjusted January 1, 2018	-	-	15,000,000	1,500	558,257	(1,576,447)	(1,016,690)	(317,378)	(1,334,068)
Net Loss	-	-	-	-	-	(723,228)	(723,228)	(44,890)	(768,118)
Comprehensive Income	-	-	-	-	-	-	-	5,096	5,096
March 31, 2018	-	-	15,000,000	1,500	558,257	(2,299,675)	(1,739,918)	(357,172)	(2,097,090)
Net Income	-	-	-	-	-	244,449	244,449	10,263	254,712
Comprehensive loss	-	-	-	-	-	-	-	(4,175)	(4,175)
June 30, 2018	-	$-	15,000,000	$1,500	$558,257	$(2,055,226)	$(1,495,469)	$(351,084)	$(1,846,553)
Net Income (Loss)	-	-	-	-	-	376,958	376,958	(30,051)	346,907
Comprehensive Income	-	-	-	-	-	-	-	17,800	17,800
September 30, 2018	-	$-	15,000,000	$1,500	$558,257	$(1,678,268)	$(1,118,511)	$(363,335)	$(1,481,846)

The accompanying notes are an integral part of these unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(unaudited)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,480,331)	$(166,499)
Adjustments to reconcile net loss to net cash provided by in operating activities:
Stock Based Compensation	2,015,700	-
Common stock issued for Service	85,000	-
Depreciation of fixed assets	51,015	46,654
Amortization of Right of use asset	112,403	-
Amortization of loan costs	103,957	100,391
Changes in operating assets and liabilities:
Receivables	1,747,919	1,402,724
Inventories	1,128,959	5,781,265
Advances to affiliated supplier	(39,223)	(1,079,583)
Other current assets	5,048	(42,935)
Change in Right of use Liability	(97,846)	-

Accounts payable and accruals	(690,535)	(1,345,711)
Net cash provided by operating activities	942,066	4,696,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(8,860)	(6,371)
Net cash used in investing activities	(8,860)	(6,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Offering	22,000	-
Proceeds from working capital lines of credit	16,559,740	24,160,865
Repayments of working capital lines of credit	(18,647,200)	(28,807,862)
Proceeds from Related Party Notes Payable	1,100,000	-
Principal payments of long-term debt	(24,591)	(26,058)
Payments of Loan costs	(10,000)	(28,000)
Net cash used by financing activities	(1,000,051)	(4,701,055)

Effect of exchange rate changes on cash	(46,363)	18,721

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(113,208)	7,601

CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	347,226	58,875

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$234,018	$66,476

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	84,780	-
Valuation of Right of Use asset/liability	1,257,751
		-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$748,120	$776,311

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Located in Miami, Florida, Blue Star Foods Corp. (the “Company”) is a sustainable seafood company. The Company’s main operating business, John Keeler & Co., Inc. has been in business for approximately 24 years. The Company was formed under the laws of the State of Delaware. The current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States of America, Canada and Europe under several brand names such as Blue Star, Oceanica, Pacifika and Harbor Banks.

On November 8, 2018 the sole shareholder of John Keeler & Co., Inc. executed an Agreement and Plan of Merger and Reorganization with Blue Star Foods Corp. (Formerly A.G. Acquisition Group II, Inc.) and Blue Star Acquisition Corp. John R. Keeler exchanged his 500 shares with a par value of $1.00 in John Keeler & Co., Inc. for the 15,000,000 shares with a par value of $.0001 of the then outstanding 16,015,000 outstanding shares. As part of the merger, the net liabilities existing in the company as of the date of the merger totaling approximately $2,400 were converted to equity as part of this transaction. The prior owners of Blue Star Foods Corp. received 750,000 shares of common stock as part of this transaction, and various service providers received 265,000 shares as compensation for their work on the transaction resulting in and expense and additional paid in capital of $530,001. Additionally, there were 725 shares of Series A Preferred stock and 181,250 warrants issued to private placement investors for total capital contribution of $725,000, 688 shares of Series A Preferred stock and 172,000 warrants issued for settlement with prior investors which had a fair value of $688,000 and $81,353 respectively. Upon the close of the merger there was an option to purchase 3,120,000 shares of common stock issued to Christopher Constable. Additionally, Carlos Faria held an option to purchase 104 shares of John Keeler & Co., Inc. prior to the merger. These options were immediately converted at closing to an option to purchase 3,120,000 shares of common stock of Blue Star Foods Corp.

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

Restricted Cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statement of cash flows:

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$35,008	$13,143
Restricted cash	199,010	334,083
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$234,018	$347,226

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

As of September 30, 2019 and December 31, 2018, the balance due from the related party for future shipments was approximately $1,178,842 and $1,139,619, respectively. The 2019 balances represent approximately four months of purchases from the supplier.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

September 30, 2019
Assets
Operating lease assets	$1,145,348

Liabilities
Current	$124,244
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,035,661

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2019

Cash used in operating activities:
Operating leases	$14,557
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2019
Weighted-average remaining lease term
Operating leases	6.75 years
Weighted-average discount rate
Operating leases	5.5%

Maturities of lease liabilities as of September 30, 2019, were as follows:

Operating Leases

2019 (excluding the nine months ended September 30, 2019)	$49,910
2020	190,574
2021	201,675
2022	213,600
2023	216,847
Thereafter	557,074
Total lease payments	1,429,680
Less: amount of lease payments representing interest	(272,889)
Present value of future minimum lease payments	$1,156,791
Less: current obligations under leases	$(121,130)
Non current long-term obligations	$1,035,661

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2019, the Company incurred a net loss of $3,480,979, has an accumulated deficit of $7,418,898 and working capital deficit of $2,524,506, with the current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the working capital facility, and $124,244 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The information below represents the assets, liabilities and non-controlling interest related to Strike as of September 30, 2019 and December 31, 2018.

September 30, 2019
Assets	$97,449
Liabilities	48,452
Non-controlling interest	(440,185)

December 31, 2018
Assets	$177,352
Liabilities	95,720
Non-controlling interest	(440,883)

Note 5. Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company, this facility is secured by all assets of John Keeler & Co., Inc.. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018 and July 29, 2019. In the fourth amendment the term of this facility was extended to a term of 5 years and is subject to early termination by the lender upon defined events of default. The Company continues to be obligated to meet certain financial covenants.

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

During the year ended December 31, 2018, the Company failed to meet certain financial covenants under the line of credit and as of June 30, 2019 was in violation of its fixed charge coverage ratio. The loan and security agreement dated August 31, 2016 was amended on July 29, 2019 (the “sixth Amendment”). The Sixth Amendment acknowledged Company’s defaults of the financial covenants, confirmed the secured lender’s rights and resulted in a default interest rate of an additional 3%, effective August 1, 2019 until the default is cured. As of September 30, 2019, the Company remains in default of such financial covenants.

The Company analyzed the line of credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remaining unchanged.

As of September 30, 2019, the line of credit bears interest rate of 11.381%.

As of September 30, 2019 and December 31, 2018, the line of credit had an outstanding balance of approximately $6,116,265 and $8,204,000, respectively.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman and Chief Executive Officer. These notes are unsecured. As of September 30, 2019, $2,910,000 of principal remains outstanding and approximately $130,956 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Current Portion of Long-Term Debt

As of September 30, 2019 and December 31, 2018, the current portion of long-term debt consisted of a note payable outstanding with Mercedes-Benz Financial Services (“MB Financial”). The Company entered into a loan agreement with MB Financial on November 30, 2014 to finance the purchase of an automobile. The loan bears interest at 5.56% per annum and requires monthly installments of approximately $3,000, inclusive of interest. The loan balance as of September 30, 2019 was $6,639 and matures on November 30, 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”) and controlled by a related party. The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note. The Kenar Note matured on July 26, 2019 and was extended on a month-to-month basis on the same terms and conditions. On November 19, 2019, the Lender agreed to extend the Kenar Note until March 31, 2020 on the same terms and conditions.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC., a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, which may be prepaid in whole or in part without penalty, and which matures on March 31, 2020.

Note 6. Common Stock

On February 1, 2019, the Company sold 5,000 shares at $2.00 per share to one investor in a private offering. These shares were returned to the investor and the Company has a liability for the refund to the investor of $10,000.

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

A dividend of common stock was authorized to the shareholders per the preferred shares designation on June 30, 2019. The dividend resulted in an issuance of 14,130 shares of stock with a value of $28,260 on September 24, 2019.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on September 30, 2019. The dividend of 14,130 shares of stock with a value of $28,260 was declared but not yet issued.

Note 7. Stock-Based Compensation

For the nine months ended September 30, 2019

During the nine months ended September 30, 2019, approximately $2,016,000 in compensation expense was recognized on the following:

	1.	Options to purchase 3,120,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest one-year from the date of grant, were issued to Christopher Constable under the 2018 Plan during the twelve months ending December 31, 2018.
-	2.	Options to purchase 430,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various long term employees under the 2018 Plan during the six months ending June 30, 2019.
	3.	Options to purchase 250,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 20% each year from the date of grant, were issued to Zoty Ponce under the 2018 Plan during the six months ending June 30, 2019.
	4.	Options to purchase 25,000 shares of Common Stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various contractors during the six months ending June 30, 2019.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted during 2019:

2019
Expected Volatility	39%-48%
Risk Free Interest Rate	2.62%-2.71%
Expected life of warrants	6.25 – 10.0

Under the Black-Scholes option pricing model, the fair value of the 705,000 options granted during the nine months ended September 30, 2019 is estimated at $613,586 on the date of grant. The unrecognized portion of the expense remaining outstanding is $713,852. During the quarter ended September 30, 2019, an aggregate of 15,000 shares subject to options were forfeited, none of which shares were vested and resulted in a reversal of the expense of $2,263.

The following table represents option activity for the nine months ending September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	6,240,000	$1.17	9.86
Exercisable - December 31, 2018	3,120,000	$0.33	9.86	$5,210,400
Granted	705,000	$2.00
Vested	-
Forfeited	(15,000)	2.00
Outstanding – September 30, 2019	6,930,000	$1.25	9.13
Exercisable - September 30, 2019	3,120,000	$0.33	9.12	$5,210,400

Note 8. Warrants

The following table represents warrant activity for the nine months ending September 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	353,250	$2.40	2.85
Exercisable - December 31, 2018	353,250	$2.40	2.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding -September 30, 2019	353,250	$2.40	2.11
Exercisable - September 30, 2019	353,250	$2.40	2.11	$-

There was no warrant activity for the nine months ending September 30, 2019.

Note 9. Commitment and Contingencies

Office lease

The Company leases its office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease has a 20-year term, expiring in July 2021. It is currently likely that the Company will renew this lease for a five-year term. The estimated lease payments associated with the renewal are included in the calculation of the future minimum lease payments. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,280,684 at September 30, 2019; the Company’s maximum exposure. The Company deems that rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees. See note 2 of these footnotes for the analysis of future minimum lease payments. Rental and equipment lease expenses amounted to approximately $176,500 and $159,600 for the nine months ended September 30, 2019 and 2018, respectively.

Legal

Based on current negotiations in response to a letter received on November 27, 2018 in connection with a threatened lawsuit by a former employee, the Company believes that it has adequately reserved for any settlement resulting from such negotiations in its financial statements for the nine months ended September 30, 2019. A settlement was reached with such former employee and a settlement agreement is currently being negotiated.

Note 10. Subsequent Events

On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, which may be prepaid in whole or in part without penalty, and which matures on March 31, 2020.

On November 19, 2019, the Lender agreed to extend the Kenar Note until March 31, 2020 on the same terms and conditions.

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

Three months ended September 30, 2019 and 2018

Net Revenue. Revenue for the three months ended September 30, 2019 decreased 25.4% to $5,081,164 as compared to $6,815,000 for the three months ended September 30, 2018 as a result of a 16.1% decrease in poundage due to market softness, and a reduction in private label business. For the three months ended September 30, 2019, Blue Star brand product poundage increased by 27.1% over the same period in the prior year.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2019 decreased to $4,409,657 as compared to $5,670,756 for the three months ended September 30, 2018. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended September 30, 2019 decreased by $472,737 to $671,507 as compared to $1,144,244 for the three months ended September 30, 2018. This decrease is directly attributable to a reduction in average selling price in the market. Pricing pressures have caused the market to adjust lower.

Commissions Expenses. Commissions expenses decreased from $39,411 for the three months ended September 30, 2018 to $15,996 for the three months ended September 30, 2019, primarily due to a re-alignment of the Company’s sales structure, reducing the number of accounts that earned brokerage commissions, and a decrease in revenue.

Salaries and Wages Expense. Salaries and wages expense increased $597,102 to $1,041,195, or 143.2% for the three months ended September 30, 2019 as compared to $417,093 for the three months ended September 30, 2018. This increase is solely due to the noncash expenses related to stock-based compensation which totaled $668,706 for the three months ending September 30, 2019 as compared to $0 for the three months ended September 30, 2018. The actual cash utilized for payroll (excluding stock-based compensation) decreased by $71,604 for the three months ended September 30, 2019 as compared to the same period in 2018.

Other Operating Expense. Other operating expense increased by 27.9% from $529,127 for the three months ended September 30, 2018 to $676,904 for the three months ended September 30, 2019. The increase is attributable to increases in both professional fees and filing fees related to the public company filing requirements.

Interest Expense. Interest expense increased from $228,918 for the three months ended September 30, 2018 to $252,650 for the three months ended September 30, 2019. This increase is due to increased interest rates with the Company’s working capital lender and short term note holders.

Net Loss: The Company had a net loss of $1,288,238 for the three months ended September 30, 2019 as compared to a net profit of $346,907 for the three months ended September 30, 2018. The change from net profit to net loss is attributable to decreased revenues combined with non-cash operating expenses related to stock compensation of $668,706 during the three months ended September 30, 2019.

Nine months ended September 30, 2019 and 2018

Net Revenue. Revenue for the nine months ended September 30, 2019 decreased 19.7% to $19,124,412 as compared to $23,810,655 for the nine months ended September 30, 2018 as a result of a 18.1% decrease in poundage due to market softness, and a reduction in private label revenue.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2019 decreased to $16,431,715 as compared to $20,359,995 for the nine months ended September 30, 2018. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the nine months ended September 30, 2019 decreased by $757,963 to $2,692,697 as compared to gross profit margin of $3,450,660 for the nine months ended September 30, 2018. This decrease is directly attributable to lower revenue and lower market prices in the industry as compared to replacement cost. We believe pricing pressures industry wide have caused this decrease in product margin.

Commissions Expenses. Commissions expenses decreased from $105,626 for the nine months ending September 30, 2018 to $54,657 for the nine months ending September 30, 2019, primarily due to a re-alignment of the Company’s sales structure, reducing the number of accounts that earned brokerage commissions, and a decrease in revenue.

Salaries and Wages Expense. Salaries and wages expense increased $1,902,6720 to $3,252,735, or 141% for the nine months ended September 30, 2019 as compared to $1,350,063 for the nine months ended September 30, 2018. This increase is solely due to the noncash expenses related to stock-based compensation which totaled $2,015,700 for the nine months ended September 30, 2019 as compared to $0 for the nine months ended September 30, 2018. The actual cash utilized for payroll (excluding stock-based compensation) decreased by $113,030 for the nine months ended September 30, 2019 as compared to the same period in 2018.

Other Operating Expense. Other operating expense increased by 19.8% from $1,767,861 for the nine months ended September 30, 2018 to $2,117,516 for the nine months ended September 30, 2019. The increase includes $85,000 in fees paid in shares of common stock of the Company stock and is attributable to increases in both professional fees and filing fees related to the public company filing requirements.

Interest Expense. Interest expense decreased from $785,142 for the nine months ended September 30, 2018 to $748,120 for the nine months ended September 30, 2019. This decrease is due to the decrease in average funds borrowed on the Company’s working capital line of credit for the nine months ended September 30, 2019 as compared to the same period in 2018.

Net Loss. The Company had a net loss of $3,480,331 for the nine months ended September 30, 2019 as compared to a net loss of $101,821 for the nine months ended September 30, 2018. The increase in net loss is attributable to decreased revenues combined with non-cash operating expenses related to stock compensation of $2,015,700 during the first nine months of 2019.

Liquidity and Capital Resources

At September 30, 2019, the Company had a working capital deficit of approximately $2,524,506, with current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the Company’s working capital facility lender, and $124,244 in the current portion of the ASC 842 required lease liability recognition, as compared to a working capital deficit of $1,146,937 at December 31, 2018, also inclusive of $2,910,136 in stockholder debt. The decline in working capital is attributable to the $1,100,000 notes payable that were executed in the nine months ended September 30, 2019. The Company’s primary sources of liquidity consist of inventory of $6,997,675 and accounts receivable of $1,701,568

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

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

During the year ended December 31, 2018, the Company failed to meet certain financial covenants under the line of credit and as of June 30, 2019 was in violation of its fixed charge coverage ratio. The loan and security agreement dated August 31, 2016 was amended on July 29, 2019 (the “Sixth Amendment”). The Sixth Amendment acknowledged the Company’s defaults of the financial covenants, confirmed the secured lender’s rights and resulted in a default interest rate of an additional 3%, effective August 1, 2019 until the default is cured. As of September 30, 2019, the Company remains in default of such financial covenants.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Executive Chairman and Chief Executive Officer. As of September 30, 2019, $2,910,000 of principal remains outstanding and approximately $131,000 of interest was paid under the notes. These notes have been subordinated to the provider of the working capital line of credit and payment of these loans are restricted under this subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”). The term of the note may be extended for an additional two months at the Lender’s discretion. The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note. The Kenar Note matured on July 26, 2019 and was extended on a month-to-month basis on the same terms and conditions. On November 19, the Kenar Note was extended to March 31, 2020 on the same terms and conditions.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC., a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, which may be prepaid in whole or in part without penalty, and which matures on March 31, 2020.

Cash Provided by Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2019 was $942,066 as compared to cash provided by operating activities of $4,696,306 for the nine months ended September 30, 2018. The decrease is primarily attributable to an increase in the net loss after non-cash items along with a reduction in cash generated from the reduction of receivables and inventory. Also, additional cash was used to reduce the Accounts Payable and accruals balance by $690,535 during the nine months ended September 30, 2019.

Cash Used for Investing Activities. Cash used for investing activities for the nine months ended September 30, 2019 was $8,860 as compared to $6,371 used for investing activities for the nine months ended September 30, 2018.

Cash utilized in Financing Activities. Cash utilized in financing activities for the nine months ended September 30, 2019 was $1,000,051 as compared to cash from financing activities of $4,701,055 for the nine months ended September 30, 2018. The Company’s revolving working capital line of credit utilized cash of approximately $2,087,500 and related party notes provided $1,100,000 in cash for the nine months ending September 30, 2019 as compared to a pay down of the revolving working capital line of credit for the nine months ending September 30, 2018 of approximately $4,647,000.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

September 30, 2019
Assets
Operating lease assets	$1,145,348

Liabilities
Current	$124,244
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,035,661

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2019
Cash used in operating activities:
Operating leases	$14,557
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2019
Weighted-average remaining lease term
Operating leases	6.75 years
Weighted-average discount rate
Operating leases	5.5%

Maturities of lease liabilities as of September 30, 2019, were as follows:

Operating Leases

2019 (excluding the nine months ended September 30, 2019)	$49,910
2020	190,574
2021	201,675
2022	213,600
2023	216,847
Thereafter	557,074
Total lease payments	1,429,680
Less: amount of lease payments representing interest	(272,889)
Present value of future minimum lease payments	$1,156,791
Less: current obligations under leases	$(121,130)
Non current long-term obligations	$1,035,661

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

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving disclosure controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

The Company received a letter on November 27, 2018 in connection with a threatened lawsuit by a former employee. A settlement was reached with such former employee and a settlement agreement is currently being negotiated.

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

On September 24, 2019, an aggregate of 14,130 shares of common stock were issued to the Company’s Series A convertible preferred stockholders as a quarterly dividend.

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

BLUE STAR FOODS CORP.

Dated: November 19, 2019	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2019	By:	/s/ Christopher Constable
	Name:	Christopher Constable
	Title:	Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

