Form 10-K
period 2019-12-31
Blue Star Foods Corp.
filed 2020-05-29
CIK 1730773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There was no trading market for the registrant’s common stock as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter.  Therefore, there was no aggregate market value of the voting and non-voting common equity as of such date.

As of May 29, 2020, there were 17,557,575 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

EXPLANTORY NOTE

On March 30, 2020, Blue Star Foods Corp. (the “Company”) filed a Current Report on Form 8-K, and is filing this Annual Report on Form 10-K for its fiscal year ended December 31, 2019 (the “Annual Report”), in reliance on the Securities and Exchange Commission’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) pursuant to Section 36 of the Securities Exchange Act of 1934.

As result of the global outbreak of the COVID-19 virus, certain “stay at home” orders and other restrictions imposed as a result of the COVID-19 pandemic, Company management as well as professional staff and consultants have been hindered and delayed in conducting the work required to prepare the financial statements for the Annual Report. This has, in turn, impacted the Company’s ability to compile and review certain information required to complete its audit and file this Annual Report by its original due date, March 30, 2020.

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiary, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation, and its wholly-owned subsidiary, Coastal Pride Seaford, LLC, a Florida limited liability company.

PART I

ITEM 1. BUSINESS

History

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Prior to the Merger (as defined below), we engaged in organizational efforts. Following the Merger, we discontinued our prior activities of seeking a business for a merger or acquisition. In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation formed on May 5, 1995 (“ Keeler & Co.”), an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakami salad, as its sole line of business.

Merger

On November 8, 2018 (the “Closing Date”), we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), with Keeler & Co., Blue Star Acquisition Corp., our newly formed, wholly-owned Florida subsidiary (“Acquisition Sub”), and John Keeler, Keeler & Co’s sole stockholder (the “Sole Stockholder”). Pursuant to the terms of the Merger Agreement, Acquisition Sub merged with and into Keeler & Co, which was the surviving corporation and thus became our wholly-owned subsidiary (the “Merger”).

At the Closing Date, each of the 500 shares of common stock of Keeler & Co issued and outstanding immediately prior to the closing of the Merger was converted into 30,000 shares of our common stock. As a result, an aggregate of 15,000,000 shares of our common stock were issued to the Sole Stockholder.

At the effective time of the Merger, the Company redeemed an aggregate of 9,250,000 shares of common stock from the pre-Merger stockholders of the Company (the “Pre-Merger Holders”) for cancellation by the Company (the “Share Redemption”) and, as a result, the Pre-Merger Holders retained an aggregate of 750,000 shares of common stock after the Merger, representing a value of $1.5 million. The shares were redeemed in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

Offering

Concurrently with the closing of the Merger, we closed a private placement offering (the “Offering”) in which we sold an aggregate of 725 units of our securities (the “Units”) at a purchase price of $1,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s 8% Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”) and a Warrant to purchase one-half of one share of common stock for every share of common stock that would be received upon conversion of a share of Series A Stock (the “Warrant Shares”), at an exercise price of $2.40. The Series A Stock is convertible into shares (the “Conversion Shares”) of the Company’s common stock, at a conversion rate of $2.00 per share (the “Conversion Rate”). We issued 353,250 Warrant Shares in the Offering, which Warrant Shares are exercisable independently of any conversion of Series A Stock. The net proceeds of the Offering were used by the Company for general corporate purposes.

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

Company Settlement

Effective upon the closing of the Merger, we issued an aggregate of 688 Units to eleven “accredited investors” (the “Settlement Parties”) for each such individual or entity entering into a settlement and mutual general release agreement (the “Settlement Agreement”) with the Company in full and complete settlement and satisfaction and release of claims such Settlement Parties may have against the Company (the “Company Settlement”).

2018 Equity Incentive Award Plan

In connection with the Merger, we adopted the 2018 Equity Incentive Award Plan (the “2018 Plan”), which was effective immediately prior to the consummation of the Merger. The principal purpose of the 2018 Plan is to attract, retain and motivate selected employees, consultants and non-employee directors through the granting of stock-based compensation awards and cash-based performance bonus awards. 7,500,000 shares of common stock are reserved for issuance under the 2018 Plan as future incentive awards to executive officers, employees, consultants and directors.

Upon the closing of the Merger, (i) options to purchase an aggregate of 104 shares of Keeler & Co’s common stock at an exercise price of $10,000 per share, which were outstanding immediately prior to the closing of the Merger, were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of common stock at an exercise price of $0.333 under the 2018 Plan, and (ii) ten-year options to purchase 3,120,000 shares of common stock at an exercise price of $2.00, which vest one-year from the date of grant, were issued under the 2018 Plan.

Changes to the Board of Directors and Executive Officers

On the Closing Date of the Merger, Laura Anthony and Howard Gostfrand, the then-current directors and Chief Financial Officer and Chief Executive Officer of the Company, respectively, resigned from all such positions as directors and officers of the Company and were replaced by new officers and directors. Immediately following the closing of the Merger, our board of directors was reconstituted to consist of John Keeler, Carlos Faria, Christopher Constable and Nubar Herian.

Lock-ups

In connection with the Merger, each of our executive officers and directors after giving effect to the Merger (the “Restricted Holders”) and each of the Pre-Merger Holders, holding at the closing date of the Merger an aggregate of 750,000 shares of our common stock, entered into lock-up agreements (the “Lock-Up Agreements”), whereby the Restricted Holders are restricted for a period of 18 months and the Pre-Merger Holders are restricted for 12 months, after the Merger (the “Restricted Period”), from sales or dispositions (including pledges) in excess of 50% of all of the Common Stock held by (or issuable to) them and at a price below $2.20 per share (such restrictions together the “Lock-Up”). Notwithstanding such restrictions, during the Restricted Period (i) the Restricted Holders may transfer up to 10% of their shares to a charitable organization which agrees to be bound by such Lock-Up restrictions and (ii) the Pre-Merger Holders may transfer up to 10% of their shares to a third party which agrees to be bound by such Lock-Up restrictions. From and after the Restricted Period, neither the Restricted Holders nor the Pre-Merger Holders may sell, dispose or otherwise transfer more than one-third of the Common Stock held by such Holder in any two-month period.

Redemption from Pre-Merger Holders

In connection with the Merger, the Company redeemed an aggregate of 9,250,000 shares of Common Stock from the Company’s pre-Merger stockholders (the “Pre-Merger Holders”) for cancellation by the Company (the “Share Redemption”) and, as a result, the stockholders retained an aggregate of 750,000 shares of common stock after the Merger (the “Retained Shares”), representing a value of $1.5 million. The shares were redeemed in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

Our authorized capital stock currently consists of 100,000,000 shares of Common Stock, and 5,000,000 shares of the preferred stock, of which 10,000 shares have been designated as Series A Stock. Our Common Stock is not traded on any exchange or quoted on the OTC Markets, and there is no public market for our Common Stock.

Coastal Pride Acquisition

On November 26, 2019, Keeler & Co., Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation (“Coastal Pride”), Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of Keeler & Co. (the “Acquisition Subsidiary” and, upon the effective date of the Coastal Merger, the “Surviving Company), and The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Pursuant to the terms of the Coastal Merger Agreement, the following consideration was paid by Keeler & Co.:

(i) an aggregate of $394,622 in cash (the “Cash Consideration”);

(ii) a five-year 4% promissory note in the principal amount of $500,000 (the “Lubkin Note), issued by Keeler & Co. to Walter Lubkin Jr. (“Walter Jr.”);

(iii) three-year 4% convertible promissory notes in the aggregate principal amount of $210,000 (collectively, the “Sellers Notes” and together with the Lubkin Note, the “Notes”), issued by Keeler & Co. to Greco, Walter III and Lubkin, pro rata to their ownership of Coastal Pride immediately prior to the Merger;

(iii) 500,000 shares of common stock of the Company, issued to Walter Lubkin, Jr. (the “Walter Jr. Shares”); and

(iii) an aggregate of 795,000 shares of common stock of the Company, issued to Greco, Walter III and Lubkin, pro rata to their ownership of Coastal Pride immediately prior to the Coastal Merger (together with the Walter Jr. Shares, the “Consideration Shares”).

The Notes are subject to a right of offset against the Sellers’ indemnification obligations as described in the Coastal Merger Agreement and are subordinate and subject to prior payment of all indebtedness of John Keeler under the Loan Agreement with ACF Finco I LP (“ACF”), as described below.

Principal and interest under the Lubkin Note are payable quarterly, commencing February 26, 2020, in an amount equal to the lesser of (i) $25,000 and (i) 25% of the Surviving Company’s quarterly earnings before interest, tax, depreciation and amortization.

One-sixth of the principal and interest under the Sellers Notes are payable quarterly commencing on August 26, 2021. The Sellers Notes are convertible into shares of common stock of the Company at the Seller’s option, at any time after the first anniversary of the date of the Note, at the rate of one share for each $2.00 of principal and/or interest so converted (the “Conversion Shares”).

The Purchaser has the right to prepay the Notes in whole or in part at any time without penalty or premium.

At the effective time of the Coastal Merger, the Sellers entered into leak-out agreements (each, a “Leak-Out Agreement”) pursuant to which the Sellers and Walter Jr. may not directly or indirectly pledge, sell, or transfer any of the Consideration Shares or Conversion Shares, or enter into any swap or other arrangement that transfers any of the economic consequences of ownership of any such shares for one year from the date of the Coastal Merger. Thereafter, each Seller and Walter Jr. may transfer up to 25% of the aggregate of the Consideration Shares and the Conversion Shares held by such person, in each successive six-month period.

In connection with the Coastal Merger, Lubkin III and Greco agreed to serve as president and chief financial officer, respectively, of the Surviving Company.

Loan Agreement with ACF

ACF and Keeler & Co. are parties to a Loan and Security Agreement, originally dated as of August 31, 2016 (as amended, the “Loan Agreement”). Keeler & Co.’s obligations under the Loan Agreement are guaranteed by the Company. As a condition to ACF’s waiver of certain events of default under the Loan Agreement, and consent to the formation of the Acquisition Subsidiary and the Coastal Merger, the Acquisition Subsidiary and Keeler & Co. entered into the Joinder and Seventh Amendment to the Loan Agreement (the “Seventh Amendment”) which resulted, among other things, in the Surviving Company becoming an additional borrower under the Loan Agreement.

Company Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Canada and Europe under several premium brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. Our products are also sold in Mexico, Central America, the Caribbean, the European Union, the United Arab Emirates, Singapore and Hong Kong. The crab meat which we import is processed in 13 plants throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

Our premium proprietary brands are differentiated in terms of quality and price point.

We believe that we utilize best-in-class technology, in both resource sustainability management and ecological packaging.

The Company’s executive offices and warehouse facility are based in Miami, Florida. The offices of Coastal Pride Seafood LLC are located in Beaufort, South Carolina. Additionally, the Company may, from time to time, utilize third party warehouses located in Miami, Baltimore, Philadelphia and Los Angeles.

Strategy

Our strategy is to create a vertically integrated seafood company that offers customers high quality products while maintaining a focus on our core values of delivering food safety, traceability and certified sustainability.

We plan to grow the Company organically by continuing to grow our customer base, offering additional species to our customers, introducing new value-added product lines and strategically acquiring companies with strong portfolio of anchored categories that we believe we can integrate into a larger, vertically integrated company.

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

Our warehouse facility in Miami, Florida is the only crab meat facility audited by the BRC (graded A++) in the U.S.

Proprietary Brands. We have created several brands of crab meat that are well regarded amongst our customers and are differentiated by product quality and price point.

●	Blue Star is packed with only high quality Portunus Pelagicus species crab and is produced under exacting specifications and quality control requirements.

●	Pacifika is a quality brand for the price conscious end-user. The Portunus Haanii crab meat is packed in China and is ideal for upscale plate presentations.

●	Oceanica is made from the Portunus Haanii crab, which is caught and processed in Vietnam. It is an affordable choice to help reduce food cost without sacrificing the look / taste of dishes.

●	Crab + Go Premium Seafood is geared towards millennials as part of the trend toward prepackaged grab and go items. The product is packaged in flexible foil pouches.

●	Crab + Go Premium Seafood is geared towards millennials as part of the trend toward prepackaged grab and go items. The product is packaged in flexible foil pouches.

●	Lubkin Brand is packed with good quality Portunus Pelagicus specie crab in the Philippines & Indonesia

●	First Choice is a quality brand packed with Portunus Haanii crab from Malaysia

●	Good Stuff is a premium brand packed with the high quality Callinectes specie crab from Mexico.

●	Fresh Brand is packed with Callinectes Sapidus crab from Venezuela & The USA.

Eco-Friendly Packaging. Another major point of differentiation from our competitors is our use of sustainable and ethical packaging. Our green pouches for Eco-Fresh crab meat are patented in the United States, Europe, Thailand, the Philippines and Indonesia under patent Nos.1526091 B1 and US Patents 8,337,922 and 8,445,046. Since their introduction in 2003, these pouches have saved in excess of one million metric tons of carbon dioxide emissions versus metal can packaging material.

Competition

In general, the international seafood industry is intensely competitive and highly fragmented. We compete with local and overseas manufacturers and importers engaged in similar products.

The Company’s primary competitors are Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., Newport International and Twin Tails Seafood Corp.

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

Acquisitions –We also currently intend to evaluate strategic acquisitions in the fragmented seafood industry. We believe that such potential acquisitions may add value in several ways, including geographical diversification and new anchor category specifies offerings, as well as operational and price synergies.

Products

We currently have the following products: Blue Star, Pacifika, Oceanica, Crab & Go Premium Seafood, Lubkin, First Choice, Good Stuff and Coastal Pride Fresh.

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

Lubkin Brand is Packed with good quality Portunus Pelagicus specie crab in the Philippines & Indonesia.

First Choice is a quality brand packed with Portunus Haanii crab. Meat from Malaysia.

Good Stuff is a premium brand packed with high quality Callinectes specie from Mexico.

Coastal Pride fresh Brand is packed with Callinectes Sapidus from Venezuela & The USA.

Grab + Go Premium Seafood is geared towards millennials as part of the trend toward pre-packaged, grab-and-go items. The product is packaged in flexible foil pouches.

Suppliers

We purchase crab meat directly from 13 processors with which we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved HACCP Plan. Additionally, all suppliers are certified by the BRC grade A and are audited annually to ensure safety and quality.

The Company has three suppliers which accounted for approximately 63% of the Company’s total purchases during the year ended December 31, 2019. These three suppliers are located in the United States, Indonesia and the Philippines, which accounted for approximately 90% of the Company’s total purchases during 2019. These suppliers included Bacolod Blue Star Export Corp. (“Bacolod”), an affiliated party based in the Philippines, which accounted for approximately 27% of the Company’s total purchases during 2019. During 2019, the Company purchased inventory from a competitor that went out of business in the United States accounting for 21% of purchases, and four non-affiliated Indonesian suppliers, that made up the balance of the 30% of the supply concentration.

Sales, Marketing and Distribution

The Company’s products are sold in the United States, Mexico, Canada, Central America, the Caribbean, the European Union, the United Arab Emirates, Singapore and Hong Kong. Its primary current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Mexico, Venezuela, Malaysia, Sri-Lanka, China, the Philippines and Vietnam and distributing it in the United States, Canada and Europe under several brand names such as Blue Star, Oceanica, Pacifika, and Lubkin’s Coastal Pride, First Choice, Good Stuff, Coastal Pride Fresh.

The Company has a sales team of eight employees based throughout the U.S. who sell directly to customers most of whom are in the food service and retail industry and also manage a network of five regional and national brokers, that cover both the retail and wholesale segments. The sales team and brokers help to pull the products through the system by creating demand at the end user level and pulling the demand through our distributor customers. We sell to retail customers either directly or via distributors that specialize in the retail segment.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry. We sell our crab meat to our customers through purchase orders. Currently, almost 63% of our revenue is derived from fortune 500 customers. For the fiscal year ended December 31, 2019, sales to food distributors accounted for 42% of our revenue, sales to large buying cooperatives accounted for 16% of our revenue, and sales to retail and wholesale clubs accounting for 16% of our revenue. The balance of our revenue derived from smaller seafood distributors and value-added processors.

Our sales are diversified geographically throughout the United States, with Florida being the largest geographic concentration at 26% of sales. As typical in the seafood industry, a large portion of our revenue is located along the eastern seaboard with 57% of our revenue derived from sales to customers along the East Coast from Massachusetts to Florida. International sales directly or through our affiliate in the United Kingdom, Strike the Gold Foods, Ltd. make up roughly 3% of revenue.

The Company had three customers which accounted for approximately 47% of revenue during the year ended December 31, 2019. Outstanding receivables from these customers accounted for approximately 20% of the total accounts receivable as of December 31, 2019. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

The following is a list of our patents:

Title	Country	Patent No. OR Publication No	Issue Date	Application No.	Application Date
POUCH-PACKAGED CRABMEAT PRODUCT AND METHOD	US	2015/0257426 A1		14/205,742	3/12/2014
METHOD FOR PACKAGING CRABMEAT	US	8445046 B2	5/21/2013	13/681,027	11/19/2012
METHOD FOR PACKAGING CRABMEAT	US	8337922 B2	12/25/2012	10/691,480	10/21/2003
METHOD FOR PACKAGING CRABMEAT	EPC	1526091 B1			10/21/2004
	TH	28,256
	PH	1-2005-000216
	ID	21261

Our patents expire 20 years from the date of issuance.

The following is a list of our registered trademarks, and trademarks for which we have filed applications.

Mark	Registration No	Registration Date	Application No.	Application Date
AMERICA’S FAVORITE CRABMEAT	2961590	7-Jun-05	78344059	22-Dec-03
ECO-FRESH	4525998	6-May-14	77922376	28-Jan-10
	3858522	5-Oct-10	77885209	3-Dec-09
	3818057	13-Jul-10	77885203	3-Dec-09
OCEANICA	3711200	17-Nov-09	77595180	17-Oct-08
	2419060	9-Jan-01	75855876	19-Nov-99
Lubkin’s Coastal Pride	2879531	8/31/04	78289067	8/19/03
Lubkin’s Good Stuff	N/A	N/A	87919629	5/14/18
Lubkin’s First Choice	H/A	N/A	88645685	10/8/19

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

Employees

As of May 28, 2020, we have eighteen full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

The Company had two suppliers which accounted for approximately 42% of the Company’s total purchases during the year ended December 31, 2019. These two suppliers are located in Indonesia and the Philippines. These suppliers included Bacolod, which accounted for approximately 27% of the Company’s total purchases during 2019. The loss of any major supplier could have a material adverse impact on the Company’s results of operations, cash flows and financial position. John Keeler, our Executive Chairman, owns 95%, of Bacolod, an exporter of pasteurized crab meat from the Philippines, and 95% of Bicol Blue Star Export Co., a Philippine company (“Bicol”), and an indirect supplier of crab meat to the Company through Bacolod.

Three customers accounted for 46% of our revenue.

The Company had three customers which accounted for approximately 46% of revenue during the year ended December 31, 2019. Outstanding receivables from these customers accounted for approximately 24% of the total accounts receivable as of December 31, 2019. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

The report from our independent registered public accounting firm for the fiscal year ended December 31, 2019 includes an explanatory paragraph stating that for the year ended December 31, 2019, the Company incurred a net loss of $5,021,703, has an accumulated deficit of $8,952,466 and working capital deficit of $2,786,086, inclusive of $2,910,136 in subordinated stockholder debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We need to raise additional capital to fund our existing commercial operations and develop and commercialize new products and expand our operations.

Our current available cash balances and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements., We will require substantial additional funds our operations, for the service of debt and to fund our business objectives We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes it is likely that the COVID-19 outbreak may have a negative impact on its ability to raise additional financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts and address competitive developments;

●	provide for supply and inventory costs;

●	fund development and marketing efforts of any future products or additional features to then-current products;

●	acquire, license or invest in new technologies;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	the effect of competing market developments;

●	costs related to international expansion; and the continuing effects of COVID-19.

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

We incur significant costs as a result of operating as a public company and our management expects to devote substantial time to public company compliance.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules implemented by the SEC, and the OTC Markets. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to these compliance programs and monitoring of and compliance with, public company reporting obligations. These rules and regulations cause us to incur significant legal and financial compliance costs and make some activities more time consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to be eligible for quotation on the OTC Markets or meet the eligibility requirements for the NASDAQ Stock Market.

We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore are required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business.

Our loan and security agreement with ACF Finco I LP (“ACF”), contains operating and financial covenants that may restrict business and financing activities of our wholly-owned subsidiaries, John Keeler & Co, Inc. and Coastal Pride.

As of December 31, 2019, we had $6,917,968 in outstanding debt to ACF. Borrowings under our loan and security agreement with ACF are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement contains affirmative and negative covenants which restricts our wholly-owned subsidiary, John Keeler & Co, Inc.’s and its subsidiary, Coastal Pride’s ability to, among other things:

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

The loss of our Executive Chairman and Chief Executive Officer or our inability to attract and retain highly skilled officers and key personnel could negatively impact our business.

Our success depends on the skills, experience and performance of our Executive Chairman and Chief Executive Officer. The individual and collective efforts of these individuals will be important as we continue to develop and expand our commercial activities. The loss or incapacity of existing members of our executive management team could negatively impact our operations if we experience difficulties in hiring qualified successors. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

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

We face risks associated with our international business.

Our international business operations are subject to a variety of risks, including:

●	difficulties with managing foreign and geographically dispersed operations;

●	having to comply with various U.S. and international laws, including export control laws and the FCPA, and anti-money laundering laws;

●	changes in uncertainties relating to foreign rules and regulations;

●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import product;

●	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;

●	fluctuations in foreign currency exchange rates;

●	imposition of limitations on production, sale or export in foreign countries;

●	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;

●	imposition of differing labor laws and standards;

●	economic, political or social instability in foreign countries and regions;

●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

●	difficulties in recruiting and retaining personnel, and managing international operations;

●	less developed infrastructure; and impositions on operations from Covid-19.

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

If our existing stockholders convert our Series A Stock or exercise Warrants or sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the price of our Common Stock could decline. The perception in the market that these sales may occur could also cause the price of our Common Stock to decline.

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

There is currently a limited market for our Common Stock. You may therefore be unable to re-sell shares of our Common Stock at times and prices that you believe are appropriate.

Our Common Stock has been quoted on the OTC pink sheets under the symbol “BSFC” as of February 18, 2020. Currently, there is a limited trading market for our Common Stock and a more active market for our Common Stock may never develop. Accordingly, our Common Stock is highly illiquid, and you may experience difficulty buying and selling shares at times and prices that you may desire. Trading in stocks quoted on the OTCQB Markets is often thin and characterized by wide fluctuations in trading prices. Moreover, the OTC pink sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a national stock exchange.

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

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to future development plans;

●	fluctuations in value of the underlying commodity;

●	inability to procure sufficient quantities to meet demand due to the scarcity of the product available from its suppliers;

●	level of underlying demand for our products and any other products we sell;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved; and

●	regulatory developments affecting us or our competitors.

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

As of the date of this filing, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 85.4% of our Common Stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

Because the Merger was a reverse merger, certain SEC rules may be more restrictive.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares of Common Stock pursuant to Rule 144.

The resale of shares covered by the Company’s registration statement could adversely affect the market price of our Common Stock in the public market, should one develop, which result would in turn negatively affect our ability to raise additional equity capital.

The sale, or availability for sale, of our Common Stock in the public market may adversely affect the prevailing market price of our Common Stock and may impair our ability to raise additional capital by selling equity or equity-linked securities. We have registered with the SEC for resale an aggregate of 17,074,750 shares of Common Stock issued and/or issuable in connection with the Merger, the Offering, the Company Settlement and the shares retained by the pre-Merger shareholders. The Registration Statement permits the resale of these shares at any time. The resale of a substantial number of shares of our Common Stock in the public market could adversely affect the market price for our Common Stock and make it more difficult for you to sell shares of our Common Stock at times and prices that you feel are appropriate. Furthermore, because there are a large number of shares registered pursuant to the Registration Statement, selling stockholders will continue to offer shares covered by such Registration Statement for a significant period of time, the precise duration of which cannot be predicted. Accordingly, the adverse market and price pressures resulting from an offering pursuant to the Registration Statement may continue for an extended period of time and continued negative pressure on the market price of our Common Stock could have a material adverse effect on our ability to raise additional equity capital.

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

Risks Related to COVID-19

We may experience disruptions of or restrictions on our operations as a result of the COVID-19 pandemic.

The current outbreak of COVID-19 could have a material and adverse effect on our business operations, including disruptions or restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay would likely impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

As the result of current restrictions put in place to address COVID-19, we have had limited access to our corporate offices and our corporate staff has been required to work remotely, disrupting interactions among our staff, with our customers and suppliers, and with our accountants, consultants and advisors. The extent to which our results may continue to be affected by COVID-19 will largely depend on future developments which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products, and our ability to provide our products and access our offices and facilities. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 2. PROPERTIES

We lease approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility under a lease expiring in June 2021 for $16,916 per month from John Keeler Real Estate Holding, Inc. (“Keeler Real Estate”), a corporation owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of our Executive Chairman, John Keeler. The Company is a guarantor of the mortgage on the distribution facility which had a balance of approximately $1,280,000 as of December 31, 2019. We believe our current facilities are adequate for our immediate and near-term needs. Coastal Pride leases 1,106 square feet of office space in Beaufort, South Carolina under a lease that expires is 2024.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock has been quoted on the OTC pink sheets under the symbol “BSFC” since February 18, 2020. There has been limited trading in our Common Stock and there can be no assurances that an active trading market will ever develop.

On December 26, 2019, the Company entered into lock-up and resale restriction agreements (each a “Lock-Up Agreement”) with fifteen shareholders with respect to an aggregate of 16,074,939 shares of Common Stock. The Lock-Up Agreement provides, among other things, that the shareholder may not until June 26, 2020 (the “Lock-Up Period”), sell or transfer in any way, the shares of Common Stock held by such shareholder, except that each shareholder may sell 1,000 shares of Common Stock per month during the Lock-Up Period.

Holders

As of May 27, 2020, we have 17,557,575 shares of Common Stock outstanding held by 46 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,825,000	(1)	2.00	3,675,000
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a 10-year option to purchase 3,120,000 shares of common stock at an exercise price of $2.00 per share granted to Christopher Constable, (ii) 10-year options to purchase an aggregate of 680,000 shares of common stock at an exercise price of $2.00 per share to certain employees, and (iii) 10-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $2.00 per share to certain contractors under the 2018 Plan.

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

On November 26, 2019, Keeler & Co entered into the Coastal Pride Merger Agreement. As a result, Coastal Pride became our indirect operating subsidiary.

The current outbreak of COVID-19 could have a material and adverse effect on our business operations, including disruptions or restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay would likely impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results. As a result of COVID-19, in the current year to date, the Company has experienced a significant decrease in revenue as compared to the prior period in 2019. In an effort to contain costs, the Company has taken steps to reduce its overhead, including by a reduction of personnel and warehousing expenses.

As a result of the business interruption experienced to date, management has taken steps to reduce expenses across all areas of its operations, including payroll, marketing, sales and warehousing expenses The extent to which we are affected by COVID-19 will largely depend on future developments and restrictions which may disrupt interactions with customers, suppliers, staff and advisors which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products, and our ability to provide our products. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

The audited financial statements for our fiscal years ended December 31, 2019 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Net Sales. Revenue for the twelve months ended December 31, 2019 decreased 25.9% to $23,829,463 as compared to $32,165,933 for the twelve months ended December 31, 2018. The revenue decrease reflects the Company’s exit from the private label business that accounted for 18% of poundage sold for the 12 months ending December 31, 2019 as compared to 37% for the same period in 2018. The company’s Blue Star and other brands poundage were consistent with the prior year. Also contributing to the reduction in revenue, was a reduction in the commodity value with the average price per pound decreasing by 8% for 2019 as compared to the average price per pound in 2018.

Cost of Goods Sold. Cost of goods sold for the twelve months ended December 31, 2019 decreased to $20,610,000 as compared to $27,227,664 for the twelve months ended December 31, 2018. The decrease is primarily attributable to the revenue decline.

Gross Profit. Gross profit for the twelve months ended December 31, 2019 decreased $1,718,806 to $3,219,463 from $4,938,269 for the twelve months ended December 31, 2018. This decrease is attributable to decreased revenues as well as a tightening of profit margin that occurs as the commodity begins a deflation cycle.

Gross Profit Margin for the twelve months ended December 31, 2019 decreased by 1.9% as compared to 15.4% for the twelve months ended December 31, 2018. This reduction is attributable to a tightening of the margin as the commodity prices begin a period of contraction.

Commissions Expenses. Commissions expenses decreased from $133,240 for the twelve months ended December 31, 2018 to $106,671 for the twelve-month period ended December 31, 2019. The decrease is attributable to lower commissionable revenues.

Salaries & Wages Expense. Salaries and wages increased $1,302,864 to $3,897,541 for the twelve months ending December 31, 2019 as compared to $2,594,677 for the twelve months ended December 31, 2018. The increase can be directly attributed to stock-based compensation related to the completion of the amortization of options issued to an officer in the twelve months ended December 31, 2018, and the issuance of options to employees as well as stock grants to employees. The expense related to the stock-based compensation in the twelve months ended December 31, 2019 was $2,262,322 as compared to $808,338 for the twelve months ended December 31, 2018. Cash payment for salaries and wages decreased by $163,171 for the twelve months ending December 31, 2019.

Settlement & Warrant Expenses. For the twelve months ended December 31, 2019, there were no settlement and warrant expenses as compared to $769,353 for the twelve months ended December 31, 2018.

Other Operating Expense. Other operating expenses increased $459,149 from $2,709,009 for the twelve months ended December 31, 2018 to $3,168,158 for the twelve months ended December 31, 2019. The increase is primarily attributable to a settlement with a supplier of $388,199 that occurred in the twelve months ended December 31, 2018.,. However, expenses paid related to service providers increased from approximately $826,100 for the twelve months ended December 31, 2018 to approximately $1,116,400 for the twelve months ended December 31, 2019, primarily due to legal and investment banking fees for private placement and merger related activities. These costs include $397,000 and $530,000 paid in stock for the twelve months ended December 31, 2019 and December 31, 2018, respectively.

Interest Expense. Interest expense increased from $1,009,106 for the twelve months ended December 31, 2018 to $1,068,796 for the twelve months ending December 31, 2019. This increase is attributable to related party notes of $1,100,000 borrowed during the twelve months ended December 31, 2019 with total interest paid on such notes of $174,600. Additionally, interest paid to ACF decreased 15.3% from $817,500 during the twelve months ended December 31, 2018 to $692,400 for the twelve months ended December 31, 2019

Net Income/(Loss). The Company generated a net loss of $5,021,703 for the twelve months ended December 31, 2019 as compared to the net loss of $2,277,116 for the twelve months ended December 31, 2018. The increased loss can be primarily attributed to the decrease in revenue, and margin percentage, combined with the increased non-cash costs related to stock incentives, during the twelve months ending December 31, 2019.

Cash Provided by Operating Activities. Cash provided by operating activities during the twelve months ended December 31, 2019 was $1,577,164 as compared to cash provided of $3,641,738 for the twelve months ended December 31, 2018, representing a decrease of $2,064,574. The decrease is attributable to an increase in the net loss of $2,744,587 for the twelve months ended December 31, 2019. This is offset by a $1,078,012 increase in non-cash expenses for the twelve months ended December 31, 2019 as compared to twelve months ended December 31, 2018. Cash generated from Accounts Receivable for the twelve months ended December 31, 2019 increased $1,633,345 as compared to the twelve months ended December 31, 2018, while cash generated from inventory decreased $3,416,443 from $5,220,684 for the twelve months ended December 31, 2108 to $1,804,241 for the twelve months ended December 31, 2019. Cash used in Accounts Payable activities decreased from $1,001,820 for the twelve months ended December 31, 2018 to $457,576 for the twelve months ended December 31, 2109. The Company used $146,316 for the twelve months ended December 31, 2109 in advances from an affiliated supplier as compared to usage of $1,139,619 for the twelve months ended December 31, 2018.

Cash Used in Investing Activities. Cash used in investing activities for the twelve months ended December 31, 2019 was $269,705 as compared to $26,681 cash used for the twelve months ended December 31, 2018. The Company utilized $260,667 during the twelve months ending December 31, 2019 to complete the Coastal Pride acquisition.

Cash Used in Financing Activities. Cash used in financing activities for the twelve months ended December 31, 2019 was $1,509,015 as compared to cash used in financing activities of $3,288,084 for the twelve months ended December 31, 2018. The primary use of cash was a reduction in the outstanding line of credit of $2,447,649 as of December 31, 2019, as compared to a decrease of $3,905,425 as of December 31, 2018. The Company also received $972,500 in net proceeds from Related Party Notes Payable for the twelve months ended December 31, 2019 as compared to $0 in the twelve months ended December 31, 2018.

Liquidity and Capital Resources

The Company had cash of $195,810 as of December 31, 2019, of which $41,906 was restricted cash. At December 31, 2019, the Company had a working capital deficit of $2,786,086 including $2,910,136 in stockholder loans that are subordinated to ACF as compared to a working capital deficit of $1,146,937 at December 31, 2018, also including $2,910,136 in stockholder loans. The Company’s primary sources of liquidity consisted of inventory of $7,984,492 and accounts receivable of $2,071,363 at December 31, 2019. The decrease in working capital was due primarily to a decrease of inventory of $142,142 and accounts receivable of $1,378,124, an the increase of Accounts Payable of $372,725 and Related Party notes payable of $972,500 as opposed to a decrease in the working capital line of credit of $1,285,757.

The Company has historically financed its operations through the cash flow generated from operations, loans from John Keeler and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. The Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes that the COVID-19 outbreak may have a negative impact the ability to raise financing and access capital.

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital to the Company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, and November 26, 2019 and is secured by all of the assets of Keeler & Co. The line of credit bears interest at a rate equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of December 31, 2019, the line of credit bears interest rate of 11.164%. During the year ended December 31, 2019, the Company failed to meet certain financial covenants.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of December 31, 2019, approximately $2,910,000 of principal remains outstanding and approximately $174,600 of interest was paid under the notes. These notes have been subordinated to ACF and are subject to certain restrictions pursuant to a subordination agreement. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”). The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Chief Executive Officer and Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note. The Kenar Note matured on July 26, 2019 and was extended on a month-to-month basis and on November 19, 2019, the Kenar Note was extended to March 31, 2020 on the same terms and conditions.

On May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company has agreed to issue 1,021,266 shares of its Common Stock to Kenar. The outstanding principal amount of the note at December 31, 2019 was $872,500.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, may be prepaid in whole or in part without penalty, and matures on March 31, 2020On April 1, 2020 the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrues interest at the rate of 10% per annum and may be prepaid in whole or in part without penalty.

Paycheck Protection Program Loan

On April 17, 2020, the Company was granted a loan in the principal amount of $344,762 from U.S. Century Bank under the Paycheck Protection Program. The loan accrues interest at 1% and matures two years from the date of issuance. Monthly payments are $19,401.96 commencing seven months from the date of issuance. The loan may be prepaid under certain conditions.

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

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $1,958,600 and $4,203,400 as of December 31, 2019 and December 31, 2018, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of approximately $40,784 for the year ended December 31, 2019 as compared to $39,300 for the year ended December 31, 2018.

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

As of December 31, 2019 and December 31, 2018, the balance due from Bacolod for future shipments was approximately $1,286,000 and $1,139,619, respectively. The 2019 balance represents approximately five to six months of purchases from the supplier.

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

Recently Adopted Accounting Pronouncements

ASC 842 Leases

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

December 31, 2019
Assets
Operating lease assets	$1,206,931

Liabilities
Current	$136,952
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,089,390

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2019

Cash used in operating activities:
Operating leases	$130,450
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2019
Weighted-average remaining lease term
Operating leases	6.35 years
Weighted-average discount rate
Operating leases	5.4%

Maturities of lease liabilities as of December 31, 2019, were as follows:

Operating Leases

2020	214,634
2021	225,735
2022	237,660
2023	240,157
2024	235,203
Thereafter	336,932
Total lease payments	1,490,321
Less: amount of lease payments representing interest	(263,979)
Present value of future minimum lease payments	$1,226,342
Less: current obligations under leases	$(136,952)
Non-current obligations	$1,089,390

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosure.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Star Foods Corp and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2014.

Houston, Texas

May 29, 2020

Blue Star Foods Corp

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2019	2018
ASSETS

CURRENT ASSETS
Cash (including VIE $8,725 and $5,561, respectively)	$153,904	$13,143
Restricted Cash	41,906	334,083
Accounts receivable, net (including VIE $20,321 and $49,624, respectively)	2,071,363	3,449,487
Inventory, net (including VIE $95,441 and $117,816, respectively)	7,984,492	8,126,634
Advances to related party	1,285,935	1,139,619
Other current assets (including VIE $3,679 and $4,351 respectively)	242,700	90,929
Total current assets	11,780,300	13,153,895
FIXED ASSETS, net	61,908	109,169
RIGHT OF USE ASSET	1,206,931	-
INTANGIBLE ASSETS, net
Trademarks	845,278	-
Customer Relationships	1,241,667	-
Non-Compete Agreements	39,167	-
Goodwill	445,395	-
Total Intangible Assets	2,571,507	-
OTHER ASSETS	125,418	218,254
TOTAL ASSETS	$15,746,064	$13,481,318
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals (including VIE $30,649 and $95,720, respectively)	$3,528,466	$3,155,741
Working capital line of credit	6,917,968	8,203,725
Current Maturities of long-term debt	-	31,230
Current Maturities of Lease Liabilities	136,952	-
Current Maturities of Related Party Long-term Note	100,364	-
Related Party Notes Payable	972,500	-
Stockholder notes payable - Subordinated	2,910,136	2,910,136
Total current liabilities	14,566,386	14,300,832
LONG -TERM LIABILITY
Long-Term Lease Liability	1,089,390
Related Party Long-Term Note	610,000
TOTAL LIABILITIES	16,265,776	14,300,832
STOCKHOLDER’S DEFICIT
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 17,589,705 shares issued and outstanding (including 14,130 shares declared as stock dividend on September 30, 2019 and 14,130 shares declared as stock dividend on December 31, 2019) as of December 31, 2019 and 16,023,164 shares issued and outstanding (including 8,164 shares declared as stock dividend on December 31, 2018) as of December 31, 2018	1,761	1,603
Additional paid-in capital	8,789,021	3,404,774
Accumulated deficit	(8,952,466)	(3,853,139)
Total Blue Star Foods Corp. stockholder’s deficit	(161,684)	(446,762)
Non-controlling interest	(476,250)	(440,833)
Accumulated other comprehensive income (VIE)	118,222	68,081
Total VIE’s deficit	(358,028)	(372,752)
TOTAL STOCKHOLDER’S DEFICIT	(519,712)	(819,514)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$15,746,064	$13,481,318

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

TWELVE MONTHS ENDED DECEMBER 31,

	2019	2018
REVENUE, NET	$23,829,463	$32,165,933
COST OF REVENUE (including approximately $5,599,700 and $11,086,500 respectively, purchased from related party)	20,610,000	27,227,664
GROSS PROFIT	3,219,463	4,938,269

COMMISSIONS	106,671	133,240
SALARIES & WAGES	3,897,541	2,594,677
SETTLEMENT & WARRANT EXPENSE	-	769,353
OTHER OPERATING EXPENSES	3,168,158	2,709,009
LOSS FROM OPERATIONS	(3,952,907)	(1,268,010)
INTEREST EXPENSE	(1,068,796)	(1,009,106)
NET LOSS	(5,021,703)	(2,277,116)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(35,417)	(16,752)
NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(4,986,286)	$(2,260,364)
DIVIDEND ON PREFERRED STOCK	113,041	16,328
NET LOSS ATTRIBUABLE TO BLUE STAR FOODS CORP COMMON SHAREHOLDERS	$(5,099,327)	$(2,276,692)
COMPREHENSIVE LOSS:
TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	50,141	(38,622)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$14,724	$(55,374)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(4,986,286)	$(2,260,364)
INCOME TAX EXPENSE (PRO-FORMA FOR 2018)	(4,413)	(3,004)
NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(4,990,699)	$(2,263,368)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(4,990,699)	$(2,260,364)
Loss per basic and diluted common share:
Basic net loss per common share	$(0.31)	$(0.15)
Basic weighted average common shares outstanding	16,201,766	15,147,384
Fully diluted net loss per common share	$(0.31)	$(0.15)
Fully diluted weighted average common shares outstanding	16,201,766	15,147,384

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

12 MONTHS ENDED DECEMBER 31, 2019

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Retained Earnings (Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	(DEFICIT)
December 31, 2017	-	-	15,000,000	1,500	558,257	(1,494,927)	(935,170)	(317,378)	(1,252,548)
606 Adjustment to January 1, 2018						(81,520)	(81,520)		(81,520)
Adjusted January 1, 2018	-	-	15,000,000	1,500	558,257	(1,576,447)	(1,016,690)	(317,378)	(1,334,068)
Reverse Merger recapitalization			750,000	75	(2,475)		(2,400)		(2,400)
Common stock issue for service			265,000	27	529,974		530,001		530,001
Preferred Stock Issued for Cash	725	-			725,000		725,000		725,000
Preferred Stock Issued in Connection with SOR investors	688	-			688,000		688,000		688,000
Option Expense					808,338		808,338		808,338
Warrant Expense					81,353		81,353		81,353
Series A 8% Dividends issued in common stock			8,164	1	16,327	(16,328)	-		-
Net Loss				-		(2,260,364)	(2,260,364)	(16,752)	(2,277,116)
Comprehensive loss			-	-	-	-	-	(38,622)	(38,622)
December 31, 2018	1,413	-	16,023,164	1,603	3,404,774	(3,853,139)	(446,762)	(372,752)	(819,514)
Common stock issued for Cash			16,000	2	31,998		32,000		32,000
Cancellation of Issued Shares for Cash			(5,000)	(1)	(9,999)		(10,000)		(10,000)
Common stock issued for Service			198,521	20	397,022		397,042		397,042
Common Stock Incentive Issued to Employees			5,500	1	10,999		11,000		11,000
Common Stock Issued For Coastal Pride Acquisition			1,295,000	130	2,589,870		2,590,000		2,590,000
Stock Based Compensation					2,251,322		2,251,322		2,251,322
Series 8A 8% Dividends issued in common stock			56,520	6	113,035	(113,041)	-		-
Net Loss				-		(4,986,286)	(4,986,286)	(35,417)	(5,021,703)
Comprehensive loss			-	-	-	-	-	50,141	50,141
December 31, 2019	1,413	-	17,589,705	1,761	8,789,021	(8,952,466)	(161,684)	(358,028)	(519,712)

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTHS ENDED DECEMBER 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,021,703)	$(2,277,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation & Settlement Expense	2,262,322	2,107,692
Common stock issued for Service	397,042	-
Depreciation of fixed assets	66,012	64,008
Amortization of Right of use asset	149,861	-
Amortization of intangible assets	20,380	7,326
Amortization of loan costs	128,696	155,474
Settlement of Accounts Payable	-	(388,199)
Changes in operating assets and liabilities:
Receivables	2,517,585	884,240
Inventories	1,804,241	5,220,684
Advances to affiliated supplier	(146,316)	(1,139,619)
Other current assets	(12,930)	9,068
Change in Right of use Liability	(130,450)	-
Accounts payable and accruals	(457,576)	(1,001,820)
Net cash provided by (used) in operating activities	1,577,164	3,641,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Paid for Acquisition	(260,667)	-
Purchases of fixed assets	(9,038)	(26,681)
Net cash used in investing activities	(269,705)	(26,681)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Offering	22,000	725,000
Proceeds from working capital lines of credit	21,545,968	32,503,116
Repayments of working capital lines of credit	(23,993,616)	(36,408,541)
Proceeds from Related Party Notes Payable	1,100,000	-
Repayments of Releated Party Notes Payable	(127,500)	-
Principal payments of long-term debt	(30,866)	(37,659)
Payments of Loan costs	(25,000)	(70,000)
Net cash provided by (used) in financing activities	(1,509,014)	(3,288,084)
Effect of exchange rate changes on cash	50,141	(38,622)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(151,416)	288,351
CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	347,226	58,875
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$195,810	$347,226
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	113,041	16,328
Reverse Merger Recapitalization	-	2,400
Valuation of Right of Use asset/liability	1,257,751	-
Shares issued for acquisition	2,590,000	-
Related Party Notes recognized from Business Acquisition	710,000	-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,068,796	$995,088

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2019 and 2018

Note 1. Company Overview

Located in Miami, Florida, Blue Star Foods Corp. (the “Company”) is a sustainable seafood company. The company’s main operating business, John Keeler & Co., Inc. has been in business for approximately twenty-five years. The Company was formed under the laws of the State of Delaware. The current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States, Canada and Europe under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh.

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

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of John Keeler & Co., Inc.’s stock will have effective control of Blue Star Foods Corp. In addition, John Keeler & Co., Inc. will have control of the combined entity through control of the Board by designating all four of the board seats. Additionally, all of John Keeler & Co., Inc.’s officers and senior executive positions continued as management of the combined entity after consummation of the Merger. For accounting purposes, John Keeler & Co., Inc. was deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of Blue Star Foods Corp. Accordingly, John Keeler & Co., Inc.’s assets, liabilities and results of operations are the historical financial statements of the registrant, and the John Keeler & Co., Inc.’s assets, liabilities and results of operations have been consolidated with Blue Star Foods Corp effective as of the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On November 26, 2019, John Keeler & Co., Inc., a Florida corporation (the “Purchaser”), and wholly-owned direct subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation (“Coastal Pride”), Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of the Purchaser (the “Acquisition Subsidiary” and, upon the effective date of the Merger, the “Surviving Company), and The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, John Keeler & Co, Inc. a wholly owned subsidiary, Coastal Pride Seafood, LLC, a wholly owned subsidiary of John Keeler & Co., Inc. and its variable interest entity for which the John Keeler & Co., Inc. is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company also evaluated its interest in three related party entities that are under common control with the Company, Bacolod Blue Star Export Corp. (“Bacolod”), Bicol Blue Star Export Co. (“Bicol”) and John Keeler Real Estate Holding (“JK Real Estate”), in light of ASC 810. The Company purchases inventory from Bacolod, an exporter of pasteurized crab meat out of the Philippines. The Company purchased inventory, via Bacolod, from Bicol. The Company leases its office and warehouse facility from JK Real Estate, a landlord that is a related party through common family beneficial ownership (see Note 7).

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

The Company determined that JK Real Estate is a VIE due the fact that the Company guarantees the mortgage on the facility rented from JK Real Estate. Therefore, JK Real Estate’s equity at risk is not deemed sufficient to permit JK Real Estate to finance its activities without subordinated financial support. Moreover, the activities of JK Real Estate are substantially conducted on behalf of the Company’s majority stockholder. The Company concluded that it not the primary beneficiary of JK Real Estate since the Company does not have the power to direct the activities that most significantly impact JK Real Estate. Therefore, JK Real Estate is not consolidated with the Company’s financial statements.

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

	December 31, 2019	December 31, 2018

Cash and cash equivalents	$153,904	$13,143
Restricted cash	41,906	334,083
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$195,810	$347,226

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

Receivables are net of estimated allowances for doubtful accounts and sales return and allowances. They are stated at estimated net realizable value. As of December 31, 2019 and 2018, the Company recorded sales return and allowances and refund liability of approximately $59,100 and $159,500, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2019 and 2018.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at the Company’s warehouse facility as well as public cold storage facilities and merchandise in transit from suppliers. The cost of inventory is primarily determined using the specific identification method. Inventory is valued at the lower of cost or market, using the first-in, first-out method.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $1,958,553 and $4,203,400 as of December 31, 2019 and December 31, 2018, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of approximately $40,800 and $39,300 for the years ended December 31, 2019 and December 31, 2018.

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

As of December 31, 2019 and 2018, the balance due from the related party for future shipments was approximately $1,285,900 and $1,139,600, respectively. The 2019 balances represent approximately five to six months of purchases from the supplier.

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

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2019 and 2018, the Company believes the carrying values of its long-lived assets are recoverable and as such, the Company did not record any impairment.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. Dollars. The assets and liabilities held by the Company’s VIE have a functional currency other than the U.S. Dollar. They are translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. The VIE’s revenue and expenses are translated into U.S. Dollars at the average rates that prevailed during the period. The rates used in the financial statements as presented for December 31, 2019 and 2018 were 1.337 and 1.336 US dollar to UK pound sterling, respectively. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately $50,100 and ($38,600) for the years ended December 31, 2019 and December 31, 2018, respectively.

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

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $81,700 and $127,000, for the years ended December 31, 2019 and 2018, respectively.

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

Customer Concentration

The Company had three customers which accounted for approximately 46% and 65%, of revenue during the years ended December 31, 2019 and 2018, respectively. Outstanding receivables from these customers accounted for approximately 24% and 65% of the total accounts receivable as of December 31, 2019 and 2018, respectively. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had two suppliers which accounted for approximately 42% of the Company’s total purchases during the year ended December 31, 2019, and a one-time purchase from a United States based supplier that accounted for approximately 21% of purchases. The two suppliers are located in two countries, Indonesia, and the Philippines, which accounted for approximately 65% of the Company’s total purchases during the year ended December 31, 2019.

The Company had three suppliers which accounted for approximately 87% of the Company’s total purchases during the year ended December 31, 2018. These three suppliers are located in two countries, Indonesia, and the Philippines, which accounted for approximately 93% of the Company’s total purchases during the year ended December 31, 2018.

These suppliers included Bacolod, a related party, which accounted for approximately 27% and 49% of the Company’s total purchases, during the years ended December 31, 2019 and 2018, respectively.

On September 20, 2018, the company entered into a settlement and mutual release agreement with a supplier that the company was engaged in a commercial dispute. The settlement resulted in a reduction of the outstanding accounts payable to that supplier of $388,199 to a balance due of $1,465,000. The balance due to this supplier as of December 31, 2019 was approximately $927,800.

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

Earnings or Loss per Share:

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Footnote 6 - Series A Convertible Preferred Stock, as of December 31, 2019, 1,413 shares of Preferred Stock could be converted into 706,500 shares of common stock. As further described in Footnote 7 – Options & Warrants, as of December 31, 2019, 3,120,000 options may be exercised and 353,250 warrants exercisable.

As there was a net loss for the years ended December 31, 2019, basic and diluted losses per share are the same.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

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

As of December 31, 2019 and 2018, there was approximately $350,900 and $174,600 in interest paid to related parties notes payable. See Note 6 Debt and Note 4 Consolidation of Variable Interest Entity for further information.

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

Unaudited pro forma amounts for income tax expense have been presented assuming the Company’s pro forma effective tax rate of (2.56)% for the year ended December 31, 2018, as if it had been a C corporation during that period. The pro-forma provision for income taxes excludes information related to the Company’s VIE.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2019 or 2018.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2019. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

December 31, 2019
Assets
Operating lease assets	$1,206,931

Liabilities
Current	$136,952
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,089,390

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2019

Cash used in operating activities:
Operating leases	$130,450
ROU assets recognized in exchange for lease obligations:
Operating leases	$1,257,751

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2019
Weighted-average remaining lease term
Operating leases	6.35 years
Weighted-average discount rate
Operating leases	5.4%

Maturities of lease liabilities as of December 31, 2019, were as follows:

Operating Leases

2020	214,634
2021	225,735
2022	237,660
2023	240,157
2024	235,203
Thereafter	336,932
Total lease payments	1,490,321
Less: amount of lease payments representing interest	(263,979)
Present value of future minimum lease payments	$1,226,342
Less: current obligations under leases	$(136,952)
Non-current obligations	$1,089,390

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosure.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. Although the company has positive cash flow from operations for the year ended December 31, 2019, the Company incurred a net loss of $5,021,703, has an accumulated deficit of $8,952,466 and working capital deficit of $2,786,086, inclusive of $2,910,136 in subordinated stockholder debt. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The information below represents the assets, liabilities and non-controlling interest related to Strike as of December 31, 2019 and December 31, 2018.

December 31, 2019
Assets	$128,166
Liabilities	30,649
Non-controlling interest	(476,250)

December 31, 2018
Assets	$177,352
Liabilities	95,720
Non-controlling interest	(440,883)

Note 5. Fixed Assets

Fixed assets comprised the following at December 31:

	2019	2018
Computer equipment	$82,240	$27,320
Warehouse and refrigeration equipment	157,839	157,839
Leasehold improvements	4,919	26,600
Automobile	-	174,620
Total	244,998	386,379
Less: Accumulated depreciation and amortization	(183,090)	(277,210)
Fixed assets, net	$61,908	$109,169

For the years ended December 31, 2019 and 2018, depreciation and amortization expense of fixed assets totaled approximately $66,000 and $64,000 respectively.

Note 6. Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company, this facility is secured by all assets of John Keeler & Co., Inc. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, and November 26, 2019.

The line of credit bears an interest rate equal to the greater of 3 Month LIBOR rate plus 9.25%, the Prime rate plus 6.0% or a fixed rate of 6.5%.

The ACF line of credit agreement is subject to the following terms:

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

On November 26, 2019, Inc. the Company entered into the seventh amendment to the loan and security agreement with ACF. This amendment memorialized the acquisition of Coastal Pride Seafood, LLC, made Coastal Pride Seafood, LLC a co-borrower to the facility. Additionally, the seventh amendment waived and reset the covenant default that occurred during 2019, and extended the term of the facility to 5 years and is subject to early termination by the lender upon defined events of default. During the year ended December 31, 2019 the Company was in violation of its minimum EBITDA covenant as well as exceeding the covenant related to monies advanced to Bacolod Blue Star by approximately $85,000.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remain unchanged

As of December 31, 2019, the line of credit bears interest rate of 11.164%.

As of December 31, 2019 and 2018, the line of credit had an outstanding balance of approximately $6,918,000 and $8,204,000, respectively.

The Company amortizes loan costs on a straight-line basis, which approximates the interest method, over the term of the credit facility. The Company added loan costs associated with the working capital lines of credit of approximately $25,000 and $70.000 for the twelve months ending December 31, 2019 and 2018, leaving balances in the asset of $5,470 and $109,200, net of approximately $513,171 and $384,500 of accumulated amortization as of December 31, 2019 and 2018, respectively. The Company recorded amortization expense of approximately $129,000 and $155,500 during the years ended December 31, 2019 and 2018, respectively.

John Keeler Promissory Notes - Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $2,910,000 as of December 31, 2019 and 2018. These notes are payable on demand and bear an annual interest rate of 6%. These notes are subordinated to AFS Finco I LP (“Ares”) as a stipulation to the working capital line of credit. Principle payments are not allowed under this subordination agreement that was effective August 31, 2016. No Principal payments were made by the Company during 2019 or 2018.

Interest expense for the John Keeler Promissory notes totaled approximately $174,600 the years ending December 31, 2019 and 2018.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”) the term of which was previously extended to March 31, 2020 after which time, on May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company has agreed to issue 1,021,266 shares of its Common Stock to Kenar. The outstanding principal amount of the note at December 31, 2019 was $872,500.

Interest expense for the Kenar note totaled approximately $160,400 during the year ending December 31, 2019.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, which may be prepaid in whole or in part without penalty, and matures on March 31, 2020. On April 1, 2020 the Company paid off the November 15 2019 Lobo Note with the issuance of a 6 month unsecured promissory note with a principal amount of $100,000, bearing an interest rate of 10%. This note may be prepaid in whole or in part without penalty.

Interest expense for the Lobo note totaled approximately $13,100 during the year ending December 31, 2019.

Walter Lubkin Jr. Note - Subordinated

On November 26, 2019, the Company issued a five year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the acquisition of Coastal Pride Co. Inc. The note bears and interest rate of 4% per annum. The note is payable quarterly based on an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride Seafood, LLC, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal during the 3 months did not warrant a principal payment. This note is subordinated to ACF as a stipulation to the working capital line of credit. Principal payments are allowed under this subordination agreement that was effective November 26, 2019 so long as the borrower is not in default of its lending agreement. No principal payments were made by the Company during 2019.

Interest expense for the Walter Lubkin Jr. note totaled approximately $2,000 during the year ending December 31, 2019.

Walter Lubkin III Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the acquisition of Coastal Pride Co. Inc. The note bears and interest rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary date and prior to the end of the 39 month term of this note and prior to payment in full of this note, the principal amount, together with accrued interest may be converted into the Company’s common stock at a rate of $2.00 of principal and/or interest per common share. This note is subordinated to ACF as a stipulation to the working capital line of credit. Principle payments are allowed under this subordination agreement that was effective November 26, 2019 so long as the borrower is not in default of its lending agreement. No Principal payments were made by the Company during 2019.

Interest expense for the Walter Lubkin III note totaled approximately $400 during the year ending December 31, 2019.

Tracy Greco Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the acquisition of Coastal Pride Co. Inc. The note bears and interest rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary date and prior to the end of the 39 month term of this note and prior to payment in full of this note, the principal amount, together with accrued interest may be converted into the Company’s common stock at a rate of $2.00 of principal and/or interest per common share. This note is subordinated to ACF as a stipulation to the working capital line of credit. Principle payments are allowed under this subordination agreement that was effective November 26, 2019 so long as the borrower is not in default of its lending agreement. No Principal payments were made by the Company during 2019.

Interest expense for the Tracy Greco note totaled approximately $300 during the year ending December 31, 2019.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $50,786 to John Lubkin. as part the purchase price of Coastal Pride Co. Inc. The note bears and interest rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary date and prior to the end of the 39 month term of this note and prior to payment in full of this note, the principal amount, together with accrued interest may be converted into the Company’s common stock at a rate of $2.00 of principal and/or interest per common share. This note is subordinated to ACF as a stipulation to the working capital line of credit. Principle payments are allowed under this subordination agreement that was effective November 26, 2019 so long as the borrower is not in default of its lending agreement. No Principal payments were made by the Company during 2019.

Interest expense for the John Lubkin note totaled approximately $200 during the year ending December 31, 2019.

Note 7. Business Combination

Merger with Coastal Pride Seafood, LLC

On November 26, 2019, the Company completed its merger with Coastal Pride Company, Inc. Under the terms of the Agreement and Plan of Merger and Reorganization, the Company paid $3.7 million in consideration including approximately $394,600  in cash, the issuance of $2.59 million of its common stock, the issuance of $500,000 in 4% unsecured promissory note and $210,000 in 4% unsecured convertible promissory notes in exchange for all of the equity of Coastal Pride Company, Inc.. The 1,295,000 shares of the Company’s common stock issued are subject to leak out agreements whereby the shareholders are unable to sell or transfer the stock for a period of one year, and are permitted to transfer or sell up to 25% in each excessive 6 month period thereafter.

The transaction costs associated with this merger were $175,400 in investment banking fees paid via 87,700 shares of the common stock and $110,176 in legal fees paid in $49,535 in cash, and 30,321 shares of the company’s common stock. The common stock for these transaction costs were issued subsequent to December 31, 2019.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Consideration Paid:
Cash and cash equivalents	$394,622
Common stock, 1,295,000 shares of BSFC common stock	2,590,000
4% Unsecured promissory note	500,000
4% Unsecured, Convertible promissory note payable to seller	210,000
Fair value of total consideration	$3,694,622

Recognized amount of identifiable assets acquired and liabilities assumed:
Financial assets:
Cash and cash equivalents	$133,956
Accounts receivables	1,141,658
Inventory	1,562,973
Inventory Step Up	105,000
Prepaid and other assets	134,254
Right of Use Assets	100,640
Property and equipment	9,713
Identifiable intangible assets:
Trademarks	850,000
Customer Relationships	1,250,000
Non-Compete Agreements	40,000
Financial liabilities:
Accounts payable and accrued liabilities	(816,435)
Right of Use Liability	(100,640)
Working Capital Line of Credit	(1,161,892)
Total identifiable net assets	3,249,227
Goodwill	445,395
Total net value of assets assumed	$3,694,622

In determining the fair value of the common stock issued, the Company considered the value of the stock as estimated by the company at the time of closing. Given that the stock was not trading at the time of closing, the Company utilized its most sale of common stock from November, 2018 to November, 2019 of approximately $1,000,000 in the aggregate with a valuation of $2.00 shares of common stock.

Inventory was assessed at the time of closing as to its fair value, and it was determined that a step-up analysis was necessary in order to evaluate the fair value of the inventory at the time of closing. The step up represents the net profit that would be attained when the inventory is sold. The key assumptions used in this analysis is a gross margin of 11.6% and selling costs of 4.4%, The analysis resulted in a necessary step up of $105,000 at the time of closing.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the value of the potential expanded market opportunity with new customers. The goodwill is not expected to be deductible for tax purposes.

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2018. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

	For the Years Ended December 31
	2019	2018
Revenue	$33,057,338	$43,617,933
Net Loss	$(5,048,290)	$(2,518,653)
Basic and Diluted Loss per Share	$(0.31)	$(0.17)
Basic and Diluted Weighted Average Common Shares Outstanding	16,201,766	15,147,384

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of Coastal.

Note 8. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the year ending December 31, 2019

2019
Balance, January 1	$-
Acquisitions of Coastal Pride Company	445,395
Balance, December 31	$445,395

The following table sets for the components of the Company’s intangible assets at December 31, 2019:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$850,000	$(4,722)	$845,278
Customer Relationships	13	1,250,000	(8,333)	1,241,667
Non-Compete Agreements	4	40,000	(833)	39,167
Total		$2,140,000	$(13,888)	$2,126,112

The aggregate amortization remaining on the intangible assets as of December 31, 2019 is a follows:

Intangible Amortization
2020	$162,821
2021	$162,821
2022	$162,821
2023	$161,987
2024	$152,821
Thereafter	$1,323,162

Note 9. Stockholders Equity

Preferred Stock

Our Board of Directors has designated 10,000 shares of preferred stock as “8% Series A Convertible Preferred Stock”.

The Series A Convertible Preferred Stock (“Series A Stock”) has no maturity and is not subject to any sinking fund or redemption and will remain outstanding indefinitely unless and until converted by the holder or the Company redeems or otherwise repurchases the Series A Stock.

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

Dividends of common stock were authorized to the shareholders in accordance with the terms of the Certificate of Designation for the Series A Stock on March 31, 2019, June 30, 2019, September 20, 2019 and December 31, 2019. The dividends resulted in total share issuances of 56,520 shares of stock with a value of $113,041.

Conversion. Each share of Series A Stock is convertible at any time and in the sole discretion of the holder thereof, into shares of common stock at a conversion rate of 500 shares of Common Stock per each share of Series A Stock (the “Conversion Rate”) The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $.0001 and had 17,589,705 shares of common stock issued and outstanding as of December 31, 2019.

Common Stock issued in Private Placements

On January 29, 2019, the Company’s Board of directors approved a private placement memorandum offering up to $300,000 or 150,000 shares of common stock at $2.00 per share.

During the year ended December 31, 2019, the Company issued 11,000 common shares for a gross proceeds of $22,000.

Common Stock Issued for Bonus Shares for Employees

On May 16, 2019, the Company’s Board of directors approved the issuance of 5,500 shares valued at $2.00 per share for a total value of $11,000 issued to certain employees as an incentive bonus.

Common Stock Issued for the Acquisition of a Business

On November 26, 2019, the company issued 1,295,000 shares, valued at $2.00 per share for a total value of $2,590,000 in connection with the acquisition of Coastal Pride Company, Inc.

Common Stock Issued as Dividends on 8% series A Convertible Preferred Stock

Dividends of common stock were authorized to the shareholders per Certificate of Designation for the Series A Stock the preferred shares designation on March 31, 2019, June 30, 2019, September 20, 2019 and December 31, 2019. The dividends resulted in total share issuances of 56,520 shares of stock with a value of $113,041 during 2019.

Common Stock Issued for Consulting, Professional and other Services

During the twelve months ending December 31, 2019, the Company issued 22,500 shares of common stock valued at $45,000 for legal and consulting fees. Additionally, the company granted 176,021 shares with a value of $352,042 for legal and consulting fees that were issued subsequent to December 31, 2019.

Note 10. Options

During the twelve months ended December 31, 2019 and December 31, 2018, approximately $2,251,300 and $808,300, respectively, in compensation expense was recognized on the following:

1.	In 2018 Options to purchase an aggregate of 104 shares of Blue Star’s common stock issued to Carlos Faria at an exercise price of $10,000 per share, which were outstanding immediately prior to the closing of the Merger, were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of common stock at an exercise price of $0.333 under the Company’s 2018 Equity Incentive Plan (“2018 Plan”). These options were forfeited during the 12 months ending December 31, 2019
2.	Options to purchase 3,120,000 shares of common stock at an exercise price of $2.00 with a 10 year life, which vest one-year from the date of grant, were issued to Christopher Constable under the 2018 Plan during the twelve months ending December 31, 2018.
3.	Options to purchase 430,000 shares of common stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various long term employees under the 2018 Plan during the twelve months ending December 31, 2019.
4.	Options to purchase 250,000 shares of common stock at an exercise price of $2.00 with a 10 year life, which vest 20% each year from the date of grant, were issued to Zoty Ponce under the 2018 Plan during the twelve months ending December 31, 2019.
5.	Options to purchase 25,000 shares of common stock at an exercise price of $2.00 with a 10 year life, which vest 25% each year from the date of grant, were issued to various contractors during the twelve months ending December 31, 2019

The following table summarizes the assumptions used to estimate the fair value of the stock options granted during 2019 and 2018:

	2019	2018
Expected Volatility	39%-48%	37%-39%
Risk Free Interest Rate	2.62%-2.71%	2.84%
Expected life of options	6.25 – 10.0	5 – 5.5

Under the Black-Scholes option pricing model, the fair value of the 705,000 options granted during the twelve months ended December 31, 2019 is estimated at $613,586 on the date of grant. The unrecognized portion of the expense remaining outstanding is $467,232. During the twelve months ended December 31, 2019, an aggregate of 15,000 shares subject to options were forfeited, none of which shares were vested and resulted in a reversal of the expense of $2,263.

The following Table represents option activity for the period ending December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2017	0	$-
Granted	6,240,000	$1.17
Vested	3,120,000
Outstanding - December 31, 2018	6,240,000	$1.17	9.86
Exercisable - December 31, 2018	3,120,000	$0.33	9.86	$5,210,400
Granted	705,000	$2.00
Forfeited	(3,135,000)	$0.00
Vested	3,120,000
Outstanding - December 31, 2019	3,810,000	$2.00	8.86
Exercisable - December 31, 2019	3,120,000	$2.00	8.86	$-

Note 11. Warrants

During the twelve months ended December 31, 2019, the Company had no Warrant activity. For the 12 months ending December 31, 2018, approximately $81,400 in Settlement and Warrant Expense was recognized on the following:

On November 8, 2018, as part of the units purchased by the private placement participants and the SOR settlement shareholders, warrants to purchase 172,000 share of the Company’s common stock were granted. These warrants are immediately vested, are exercisable at an exercise price of $2.40 per share and expire on November 7, 2021.

The following table summarizes the assumptions used to estimate the fair value of the warrants to purchase 172,000 shares granted during 2018 as of re-measurement dates:

2018
Expected Volatility	40%
Risk Free Interest Rate	2.84%
Expected life of warrants	3.0

The following table represents warrant activity for the period ending December 31, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2017	0	$-
Granted	353,250	$2.40
Outstanding - December 31, 2018	353,250	$2.40	3.00
Exercisable - December 31, 2018	353,250	$2.40	2.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding - December 31, 2019	353,250	$2.40	2.00
Exercisable - December 31, 2019	353,250	$2.40	1.85	$-

Note 12 Income taxes

In connection with the Merger, as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (“C Corporation”) on November 8, 2018. The consolidated statements of income present unaudited pro forma statements of income for the year to date and for prior year period. The pro-forma provision for income taxes excludes information related to the Company’s VIE.

Allocation of federal and state income taxes between current and deferred portions is as follows:

Components of Tax Expense	December 31, 2019	December 31, 2018	December 31, 2018 (Pro Forma)

Current - Federal	$-	-	$-
Current - State	4,413	3,004	3,004
Deferred - Federal	-	-
Deferred - State	-	-

Income Tax Provision/(Benefit)	$4,413	$3,004	$3,004

Federal income tax expense differs from the statutory federal rates of 21% for the years ended December 31, 2019 and 2018 due to the following:

Rate Reconciliation	December 31, 2019		December 31, 2018		December 31, 2018 (Pro Forma)

Provision/(Benefit) at Statutory Rate	$(1,054,558)	21.00%	$(407,291)	21.00%	$(474,676)	21.00%
State Tax Provision/(Benefit) net of federal benefit	(179,449)	3.62%	(46,706)	4.03%	(57,336)	4.03%
Permanent Book/Tax Differences	14,603	(0.29)%	163,916	(8.45)%	175,909	(7.78)%
Employee Retention Credit	-	0.00%	-	0.00%	(6,484)	0.29%
Change in valuation allowance	1,222,042	(24.34)%	290,454	(14.98)%	423,761	(18.75)%
Other	1,775	(0.04)%	2,631	(0.14)%	(58,170)	2.57%

Income Tax Provision/(Benefit)	$4,413	(0.04)%	$3,004	1.47%	$3,004	1.36%

The components of the net deferred tax asset at December 31, 2019 and 2018, are as follows:

	December 31, 2019	December 31, 2018
Deferred Tax Assets
263A Unicap	$90,539	$29,233
Fixed Assets	27,754	(4,408)
Charitable Contribution Carryforward	121	-
Business Interest Limitation	417,904	36,969
Stock based compensation	661,359	106,015
Federal Net Operating loss	254,079	109,380
State Net Operating Loss	42,814	20,612
Total Deferred Tax Assets	1,494,570	297,801
Deferred Tax Liabilities
Intangibles	18,287	(7,347)
Inventory Reserve	(362)	-
Total Deferred Tax Liability	17,925	(7,347)
Net Deferred Tax Asset/(Liability)	1,512,495	290,454
Valuation Allowance	(1,512,495)	(290,454)
Net Deferred Tax Asset/(Liability)	$-	$-

Tax periods for all fiscal years after 2015 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2019, the Company has federal net operating loss of $1,429,252 to carry forward indefinitely.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2019.

As of December 31, 2019, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2019.

Note 13. Commitment and Contingencies

Office lease

The Company leases its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership (see Note 2). The lease has a 20 year term, expiring in July 2021. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,274,700 at December 31, 2019; the Company’s maximum exposure. The Company deems that rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees.

The Company leases approximately 3,000 square feet in Beaufort South Carolina for the offices of Coastal Pride Seafood, LLC. This office space consists of two leases with related parties with approximately 6 years remaining on the leases.

See the disclosure under Recently Adopted Accounting Pronouncements under ASC 842 Leases regarding the disclosure of the future period amortizations of the Right of Use assets.

Rental and equipment lease expenses amounted to approximately $237,400 and $211,000 for the years ended December 31, 2019 and 2018, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the company has reserved for the entire amount of the settlement.

Note 14. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic. The Company’s business not being deemed essential resulted in will result in decreased financial performance that may not be indicative of future financial results and there remains uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. Going forward sales and supply may continue to be adversely affected due to COVID-19, via decreased demand and/or a decreased ability to source adequate product to meet demand.

Note 15. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2019 and 2018, no contributions were made to the plan by the Company.

Note 16. Subsequent Events

On April 17, 2020 the company entered into an unsecured note with US Century Bank for $344,762 related to the CARES act Payroll Protection Program. This note is fully guaranteed by the SBA and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and has a 2 year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 17, 2020.

On May 7, 2020 the Company entered into the eighth amendment to the Ares Loan and Security agreement. This amendment acknowledged the execution of the Payroll Protection Program loan as well provided a Reservation of Rights related to a default of the minimum EBITDA covenant. This amendment also established a default advance rate of an additional 3%.

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (the “Lender”) the term of which was previously extended to March 31, 2020 after which time, on May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company has agreed to issue 1,021,266 shares of its Common Stock to Kenar.

On April 1, 2020, the Company issued a six-month promissory note in the principal amount of $100,000 to Lobo Holdings, LLC., a stockholder in the Company. The note bears interest at the rate of 10% per annum. The note may be prepaid in whole or in part without penalty. This note paid in full the $100,000 outstanding note dated August 2, 2019.

A Series A Preferred Stock dividend of common stock was authorized to the shareholders per the preferred shares designation on March 31, 2020. The dividend resulted in an issuance of 14,130 shares of stock with a value of $28,260.

On January 23, 2020 the Company issued 127,700 shares of stock for professional fees, and 30,321 shares of common stock for legal fees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2019, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

●

We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function; and

We plan to hire a chief financial officer as currently the Company’s chief executive officer fills the role of the Company’s principal executive officer and principal financial officer. Until such time, we have engaged an outside accounting consultant with significant experience in the preparation of the financial statements in conformity with GAAP to assist us in the preparation of our financial statements.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Appointed

John Keeler	49	Executive Chairman and Chairman of the Board	November 8, 2018

Nubar Herian	49	Director	November 8, 2018

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

Our board of directors currently consists of two members. Executive officers are appointed by the board of directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officer and directors is as follows:

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

Family Relationship

There are no family relationships between our directors or executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2019, the Reporting Persons timely filed all such reports, except that Nubar Herian, a director, failed to filed Form 4s reporting dividends paid on an aggregate of 18,000 shares of common stock issued as a common stock dividend on the Company’s 8% Series A Convertible Preferred Stock to a company controlled by Mr. Herian.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, by or paid to our Chief Executive Officer and all other executive officers who received annual remuneration in excess of $100,000 during 2019 (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Total ($)
John Keeler	2018	104,959	1,000	25,465	(1)	131,424
Chief Executive Officer and Executive Chairman of the Board	2019	104,595	-	48,266	(1)	152,861

Carlos Faria (2)	2018	150,000	1,000	3,398	(1)	154,398
Former President and Chief Executive Officer	2019	176,154	-	2,166	(1)	178,320

Christopher Constable (3)	2018	253,475	1,000	3,398	(1)	257,873
Former Chief Financial Officer	2019	248,111	1,000	3,713	(1)	252,824

(1) (2) (3)

Represents health insurance premiums paid on behalf of the executive officer by the Company.

Mr. Faria was terminated as Chief Executive Officer on August 1, 2019.

Mr. Constable resigned as Chief Financial Officer on February 7, 2020.

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

The table below reflects all outstanding equity awards made to any Named Executive Officer that were outstanding at December 31, 2019.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying
		Unexercised		Unexercised	Option	Option
		Options (#)		Options (#)	Exercise	Expiration
Name	Grant Date	Exercisable		Unexercisable	Price ($)	Date

Christopher Constable (4)	11/8/18	3,120,000	(1)(2)		2.00	11/8/28

(1)	Such shares are subject to a lock-up agreement with the Company for the Lock-Up Period, pursuant to which such officer may not sell or dispose of more than 50% of the common stock held by him or at a price per share of less than $2.20, except for up to 10% of his shares to a charitable organization which agrees to be bound by such Lock-Up Period restrictions. After the Lock-Up Period, such officer may not sell more than one-third of the common stock held by him in any two-month period.

(2)	Mr. Constable resigned as Chief Financial Officer on February 7, 2020

2018 Equity Incentive Plan

We have adopted the 2018 Plan that provides for the grant of up to 7,500,000 shares of common stock. Under the 2018 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The 2018 Plan is administered by our board of directors. In connection with the Merger, we issued options to purchase an aggregate of 6,240,000 million shares of common stock to certain executive officers and directors (3,120,000 of which were subsequently forfeited unexercised).

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

Compensation of Directors

As of December 31, 2019, none of the Company’s directors have been compensated for their services as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock at May 27, 2019, by:

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

The percentage of shares beneficially owned is computed on the basis of 17,557,575 shares of common stock outstanding as of May 29, 2020. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors
John Keeler	15,000,000	(1)	85.4%
Carlos Faria (2)		-	-
Christopher H. Constable (3)	3,120,000	(4)	15.1%
Nubar Herian	471,467	(5)	2.6%
All current directors and executive officers as a group (2 persons)	18,591,467		89.7%

(1)	Such shares are subject to a lock-up and resale restriction agreement, dated December 26, 2019, between the Company and Mr. Keeler, pursuant to which Mr. Keeler may not sell or transfer such shares (except as to 1,000 shares per month) until June 26, 2020. In addition, 4,000,000 of such shares are pledged to secure the Company’s obligations under the Kenar Note.

(2)	Mr. Faria was terminated as Chief Executive Officer on August 1, 2019.
(3)	Mr. Constable resigned as Chief Financial Officer on February 7, 2020.
(4)	Represents a currently exercisable option to purchase shares of common stock at an exercise price of $2.00 per share.
(5)	Represents (i) 300,000 Conversion Shares, (ii) 150,000 Warrant Shares and (iii) 21,467 shares held by Lunar Enterprise Corp. (“Lunar”), of which Mr. Herian has sole voting and dispositive power.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2018 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our pre-Merger capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation and other arrangements that are described in the section titled “Executive Compensation.” The following description is historical and has not been adjusted to give effect to the Merger or the share conversion ratio pursuant to the Merger Agreement.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000 6% demand promissory notes to John Keeler, our Chief Executive Officer, Executive Chairman and a director. We can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received.

John Keeler, our Chief Executive Officer, Executive Chairman and director owns 95% of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Chief Executive Officer, Executive Chairman and director, owns 95% of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

The approximate dollar value of the Company’s transactions with Bacolod was approximately $5,600,000 and $11,000,000 for the years ended December 31, 2019 and 2018, respectively. There were no transactions between the Company and Bicol for the years ended December 31, 2019 and 2018.

John Keeler, our Chief Executive Officer, Executive Chairman and director, and Christopher Constable, our former Chief Financial Officer and director, own 80% and 20%, respectively, of Strike the Gold Foods, Ltd., a UK company, which sells the Company’s packaged crab meat in the United Kingdom.

We lease approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility under a lease expiring in June 2021 for $16,916 per month from Keeler Real Estate, a corporation 33% owned by a trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom are John Keeler, our Chief Executive Officer’s, children. The Company is a guarantor of the mortgage on the distribution facility which had a balance of approximately $1,278,000 as of December 31, 2019.

From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,285,935 due as of December 31, 2019 for future shipments from Bacolod.

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

On March 31, 2018, we issued options to purchase 104 shares of common stock of Keeler & Co with an exercise price of $10,000 per share to Carlos Faria, our former President and Chief Executive Officer, for services provided to Keeler & Co. Upon the closing of the Merger, such options were converted into ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of our common stock at an exercise price of $0.333 under the 2018 Plan. Mr. Faria’s options expired unexercised on October 31, 2019.

On November 8, 2018, we issued Christopher Constable, our former Chief Financial Officer, a ten-year option under the 2018 Plan to purchase 3,120,000 shares of common stock at an exercise price of $2.00 which vested one-year from the date of grant. In connection with Mr. Constable’s separation agreement with the Company, dated February 25, 2020, the term of the option will remain in effect until November 8, 2028.

On November 8, 2018, we issued 600 Units in the Offering to Nubar Herian, a director, for $600,000.

John Keeler, our Chief Executive Officer, Executive Chairman and director pledged 5,000,000 shares of common stock to secure the Company’s obligations under the $1,000,000 Kenar Note issued on March 26, 2019.On May 21, 2020, the Kenar Note was amended to, among other things, reduce the number of pledged shares by Mr. Keeler to 4,000,000.

On March 29, 2019, March 31, 2019, September 24, 2019 and January 20, 2020, we issued 92 shares, 160 shares, 160 shares and 160 shares, respectively, of common stock to a company owned by the parents of John Keeler, our Executive Chairman, as a quarterly dividend which accrues on the Series A Stock acquired by such company in connection with the Company Settlement.

On March 29, 2019, March 31, 2019, September 24, 2019 and January 23, 2019, we issued 3,467 shares, 6,000 shares, 6,000 shares and 6,000 shares of common stock to Lunar Enterprise Corp., a corporation owned by Nubar Herian, a director of our company, as a quarterly dividend which accrues on the Series A Stock acquired by Mr. Herian in the Offering.

During 2019, we issued an aggregate of 18,000 shares to Lunar as common stock dividends on our 8% Series A Convertible Preferred Stock. Nubar Herian, a director, is president and controls Lunar.

On February 25, 2020, Christopher Constable, the Company’s former Chief Financial Officer entered int a Separation and Mutual Release Agreement pursuant to which Mr. Constable resigned as Chief Financial Officer, Secretary, Treasurer and a director of the Company. The Agreement contained mutual general releases, a two-year confidentiality provision and provides for Mr. Constable’s outstanding stock options to remain in effect until November 8, 2028.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has two members, John Keeler and Nubar Herian. Mr. Keeler serves as our Executive Chairman. Mr. Keeler, is not “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. We have not yet assessed whether Mr. Herian qualifies as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, D. Brooks and Associates CPAs, P.A., for professional services rendered during the fiscal year ended October 31, 2018 are set forth in the table below:

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

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the period from December 4, 2018 through December 31, 2018 and the year ended December 31, 2019 are set forth in the table below:

Fee Category	Year ended December 31, 2018	Year Ended December 31, 2019

Audit fees (1)	$81,000	$91,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	7,700	3,175
Total fees	$88,700	$94,175

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

Audit Committee’s Pre-Approval Practice

Prior to our engagement of our independent auditor, such engagement was approved by our board of directors. The services provided under this engagement may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Pursuant our requirements, the independent auditors and management are required to report to our board of directors at least quarterly regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our board of directors may also pre-approve particular services on a case-by-case basis. All audit-related fees, tax fees and other fees incurred by us were approved by our board of directors.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

2.2	Articles of Merger between Blue Star and Acquisition Sub (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10/A filed with the SEC on May 17, 2018)
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Form 10/A filed with the SEC on May 17, 2018)
3.3	Certificate of Amendment, dated November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)
3.4	Certificate of Designation of 8% Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
10.6

Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)
10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)
10.10

Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11

First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12

Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13

Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14

Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15

Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16

$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17

Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18

Lease Agreement, dated May 1, 2001, between Blue Star and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19

Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20

$500,000 Demand Note, dated January 4, 2006 from Blue Star in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21

$300,000 Demand Note, dated March 22, 2006 from Blue Star in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22

$200,000 Demand Note, dated March 31, 2006 from Blue Star in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23

$100,000 Demand Note, dated November 21, 2007, from Blue Star in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.24

$516,833.83 Demand Note, dated July 31, 2013 from Blue Star in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.25

$500,000 Promissory Note, dated May 30, 2017 from Blue Star in favor of John Keeler (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.26	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

86

10.27

$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.28

$100,000 Promissory Note, dated April 2, 2019, issued to Lobo Holding, LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2019

10.29

Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30

4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31

Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)
10.33

Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.34*	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019
10.35*	$100,000 Promissory Note, dated April 1, 2020 issued by the Company to Lobo Holding, LLC
10.36*	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp.
10.37*	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable

10.38*	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable

16.1

Letter from D. Brooks and Associates CPA’s, P.A. to the SEC, dated December 31, 2018 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on December 31, 2018)

21.1*	List of Subsidiaries
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: May 29, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Dated: May 29, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	May 29, 2020
John Keeler

/s/ Nubar Herian	Director	May 29, 2020
Nubar Herian

