Form 10-Q
period 2020-03-31
Blue Star Foods Corp.
filed 2020-07-06
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of July 2, 2020, there were 18,615,971 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

EXPLANTORY NOTE

On May 13, 2020, Blue Star Foods Corp. (the “Company”) filed a Current Report on Form 8-K, and is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”), in reliance on the Securities and Exchange Commission’s March 4, 2020 Order (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) pursuant to Section 36 of the Securities Exchange Act of 1934.

As result of the global outbreak of the COVID-19 virus, certain “stay at home” orders and other restrictions imposed as a result of the COVID-19 pandemic, Company management as well as professional staff and consultants have been hindered and delayed in conducting the work required to prepare the financial statements for the Quarterly Report. This has, in turn, impacted the Company’s ability to compile and review certain information required to complete, review and file this Quarterly Report by its original due date, March 31, 2020.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to make acquisitions and integrate acquired businesses into our company;

●	Our ability to attract and retain management with experience in the business of importing, packaging and selling of seafood;

●	Our ability to negotiate, finalize and maintain economically feasible agreements with suppliers and customers;

●	The availability of crab meat and other premium seafood products we sell;

●	The intensity of competition;

●	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas; and

The effect of COVID-19 on our operations and the capital markets.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 which we filed with the Securities and Exchange Commission (“SEC”) on May 29, 2020 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “Blue Star Foods”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation, and its wholly-owned subsidiary, Coastal Pride Seaford, LLC, a Florida limited liability company.

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2020	DECEMBER 31, 2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash (including VIE $9,196 and $8,725, respectively)	$22,959	$153,904
Restricted Cash	33,486	41,906
Accounts receivable, net (including VIE $23,818 and $20,321, respectively)	1,921,761	2,071,363
Inventory, net (including VIE $77,419 and $95,441, respectively)	4,784,499	7,984,492
Advances to related party	1,301,934	1,285,935
Other current assets (including VIE $3,299 and $3,679, respectively)	219,291	242,700
Total current assets	8,283,930	11,780,300
FIXED ASSETS, net	65,993	61,908
RIGHT OF USE ASSET	1,190,706	1,206,931
INTANGIBLE ASSETS, net
Trademarks	831,112	845,278
Customer Relationships	1,217,948	1,241,667
Non-Compete Agreements	36,668	39,167
Goodwill	445,395	445,395
Total Intangible Assets	2,531,123	2,571,507
OTHER ASSETS	161,068	125,418
TOTAL ASSETS	$12,232,820	$15,746,064
LIABILITIES AND STOCKHOLDERS DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals (including VIE $4,849 and $30,649, respectively)	$2,759,934	$3,528,466
Working capital line of credit	4,989,374	6,917,968
Current maturities of Lease Liabilities	162,112	136,952
Current maturities of Related Party Long-Term Note	100,000	100,364
Related Party Notes Payable	972,500	972,500
Related Party Notes Payable - Subordinated	2,910,136	2,910,136
Total current liabilities	11,894,056	14,566,386
LONG -TERM LIABILITY
Long-Term Lease Liability	1,052,671	1,089,390
Related Party Long-Term Note	610,000	610,000
TOTAL LIABILITIES	13,556,727	16,265,776
STOCKHOLDERS DEFICIT
Blue Star Foods Corp. Stockholders Deficit
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of March 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 17,603,835 shares issued and outstanding (including 14,130 shares declared as a stock dividend on December 31, 2019 and 14,130 shares declared as a stock dividend on March 31, 2020) as of March 31, 2020 and 17,289,705 shares issued and outstanding (including 14,130 shares declared as a stock dividend on September 30, 2019 and 14,130 shares declared as a stock dividend on December 31, 2019) as of December 31, 2019	1,762	1,761
Additional paid-in capital	8,852,125	8,789,021
Accumulated deficit	(9,831,132)	(8,952,466)
Total Blue Star Foods Corp. stockholders deficit	(977,245)	(161,684)
Non-controlling interest	(479,490)	(476,250)
Accumulated other comprehensive income (VIE)	132,828	118,222
Total VIE’s deficit	(346,662)	(358,028)
TOTAL STOCKHOLDERS DEFICIT	(1,323,907)	(519,712)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$12,232,820	$15,746,064

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31,

	Unaudited
	2020	2019
REVENUE, NET	$4,571,614	$6,510,774
COST OF REVENUE (including approximately $110,298 and $2,114,500 respectively, purchased from related party)	4,148,398	5,600,914
GROSS PROFIT	423,216	909,860
COMMISSIONS	66,829	18,810
SALARIES & WAGES	409,181	1,116,748
OTHER OPERATING EXPENSES	524,198	775,406
LOSS FROM OPERATIONS	(576,992)	(1,001,104)
INTEREST EXPENSE	(276,655)	(238,193)
NET LOSS	(853,647)	(1,239,297)
LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(3,240)	(19,268)
NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(850,407)	$(1,220,029)
DIVIDEND ON PREFERRED STOCK	28,259	28,260
NET LOSS ATTRIBUABLE TO BLUE STAR FOODS CORP. COMMON STOCKHOLDERS	$(878,666)	$(1,248,289)
COMPREHENSIVE LOSS:
TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	14,606	(53,850)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$11,366	$(73,118)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(850,407)	$(1,220,029)
Loss per basic and diluted common share:
Basic net loss per common share	$(0.05)	$(0.08)
Basic weighted average common shares outstanding	17,589,705	16,026,386
Fully diluted net loss per common share	$(0.05)	$(0.08)
Fully diluted weighted average common shares outstanding	17,589,705	16,026,386

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit	Interest	Deficit
December 31, 2019	1,413	-	17,589,705	1,761	8,789,021	(8,952,466)	(161,684)	(358,028)	(519,712)
Stock Based Compensation					34,846		34,846		34,846
Series A Preferred 8% dividend issued in common stock			14,130	1	28,258	(28,259)	-	-	0
Net Loss				-		(850,407)	(850,407)	(3,240)	(853,647)
Comprehensive loss			-	-	-	-	-	14,606	14,606
March 31, 2020	1,413	-	17,603,835	1,762	8,852,125	(9,831,132)	(977,245)	(346,662)	(1,323,907)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholder’s	Non-Controlling	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2018	1,413	-	16,023,164	1,603	3,404,774	(3,853,139)	(446,762)	(372,752)	(819,514)
Common stock issued for Cash			5,000	1	9,999		10,000		10,000
Stock Based Compensation					665,028		665,028		665,028
Series A Preferred 8% dividend issued in common stock			14,130	2	28,258	(28,260)	-		-
Net Loss				-		(1,220,029)	(1,220,029)	(19,268)	(1,239,297)
Comprehensive loss			-	-	-	-	-	(53,850)	(53,850)
March 31, 2019	1,413	-	16,042,294	1,606	4,108,059	(5,101,428)	(991,763)	(445,870)	(1,437,633)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	Unaudited
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(853,647)	$(1,239,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	34,846	665,028
Depreciation of fixed assets	9,145	17,005
Amortization of right of use asset	43,730	37,468
Amortization of intangible assets	40,384	-
Amortization of loan costs	25,988	35,998
Deferred Taxes	8,362	-
Allowance for inventory obsolescence	146,853	-
Changes in operating assets and liabilities:
Receivables	149,602	174,170
Inventories	3,053,140	(491,548)
Advances to affiliated supplier	(15,999)	(121,849)
Other current assets	23,409	(4,237)
Change in right of use liability	(39,064)	(32,615)
Accounts payable and accruals	(768,896)	(728,590)
Net cash provided by (used) in operating activities	1,857,853	(1,688,467)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(13,230)	(3,670)
Net cash used in investing activities	(13,230)	(3,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	-	10,000
Proceeds from working capital lines of credit	2,407,538	7,215,843
Repayments of working capital lines of credit	(4,336,132)	(6,706,623)
Proceeds from Related Party Notes Payable	-	1,000,000
Principal payments of long-term debt	-	(6,072)
Payments of Loan costs	(70,000)	(10,000)
Net provided by (used in) financing activities	(1,998,594)	1,503,148
Effect of exchange rate changes on cash	14,606	(53,850)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(139,365)	(242,839)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH- BEGINNING OF PERIOD	195,810	347,226
CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$56,445	$104,387
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	28,259	28,260
Valuation of Right of Use asset/liability	28,137	1,257,751
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$276,655	$238,367

The accompanying notes are an integral part of these consolidated unaudited financial statements

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

On November 26, 2019, John Keeler & Co., Inc., a Florida corporation (the “Purchaser”), and wholly-owned direct subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation (“Coastal Pride”), Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of the Purchaser (the “Acquisition Subsidiary” and, upon the effective date of the Merger, the “Surviving Company), and The Walter F. Lubkin, Jr. Irrevocable Trust dated January 8, 2003 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2019. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

Three Months Ending March 31, 2019
Revenue	$9,178,661
Net Loss	$(1,596,396)
Basic and Diluted Loss per Share	$(0.10)
Basic and Diluted Weighted Average Common Shares Outstanding	16,026,386

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on May 29, 2020 for a broader discussion of our business and the risks inherent in such business.

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

As of March 31, 2020 and December 31, 2019, the balance due from the related party for future shipments was approximately $1,301,900 and $1,285,900, respectively. The 2020 balances represent approximately six months of purchases from the supplier.

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

Lease Accounting

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

The lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2020. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

March 31, 2020
Assets
Operating lease assets	$1,190,706

Liabilities
Current	$162,112
Operating lease liabilities
Noncurrent
Operating lease liabilities	$1,052,671

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2020

Cash used in operating activities:
Operating leases	$39,064
ROU assets recognized in exchange for lease obligations:
Operating leases	$28,137

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2020
Weighted-average remaining lease term
Operating leases	5.81 years
Weighted-average discount rate
Operating leases	5.4%

Maturities of lease liabilities as of March 31, 2020, were as follows:

Operating Leases

2020	167,477
2021	235,227
2022	247,152
2023	243,321
2024	235,203
Thereafter	336,932
Total lease payments	1,465,312
Less: amount of lease payments representing interest	(250,529)
Present value of future minimum lease payments	$1,214,783
Less: current obligations under leases	$(162,112)
Non-current obligations	$1,052,671

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2020, the Company incurred a net loss of $853,647, has an accumulated deficit of $9,831,132 and working capital deficit of $3,610,126, with the current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the working capital facility, and $162,112 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The information below represents the assets, liabilities and non-controlling interest related to Strike as of March 31, 2020 and December 31, 2019.

March 31, 2020
Assets	$113,732
Liabilities	4,849
Non-controlling interest	(479,490)

December 31, 2019
Assets	$128,166
Liabilities	30,649
Non-controlling interest	(476,250)

Note 5. Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit, pursuant to a loan and security agreement with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company, this facility is secured by all assets of John Keeler & Co., Inc. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, and November 26, 2019.

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

On November 26, 2019, Inc. the Company entered into the seventh amendment to the loan and security agreement with ACF. This amendment memorialized the acquisition of Coastal Pride Seafood, LLC, made Coastal Pride Seafood, LLC a co-borrower to the facility. Additionally, the seventh amendment waived and reset the covenant default that occurred during 2019, extended the term of the facility to 5 years and is subject to early termination by the lender upon defined events of default. During the three months ended March 31, 2020 the Company was in violation of its minimum EBITDA covenant as well as exceeding the covenant related to monies advanced to Bacolod by approximately $102,000.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remaining unchanged

As of March 31, 2020, the line of credit bears interest rate of 10.83%

As of March 31, 2020 and December 31, 2019, the line of credit had an outstanding balance of approximately $4,989,400 and $6,918,000, respectively.

John Keeler Promissory Notes - Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $2,910,000 as of March 31, 2020 and December 31, 2019. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the AFS working capital line of credit. Principle payments are not allowed under the subordination agreement with AFS that was effective August 31, 2016. No principal payments were made by the Company during the three months ended March 31, 2020 or the twelve months ended December 31, 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to a company controlled by a shareholder, Kenar Overseas Corp., a company registered in Panama (the “Lender”) the term of which was previously extended to March 31, 2020 after which time, on May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company has agreed to issue 1,021,266 shares of its Common Stock to Kenar. The outstanding principal amount of the note at March 31, 2020 was $872,500.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, which may be prepaid in whole or in part without penalty, and matures on March 31, 2020. On April 1, 2020 the Company paid off the November 15, 2019 Lobo Note with the issuance of a 6 month unsecured promissory note with a principal amount of $100,000, bearing an interest rate of 10%. This note may be prepaid in whole or in part without penalty.

Walter Lubkin Jr. Note - Subordinated

On November 26, 2019, the Company issued a five year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal during the three months did not warrant a principal payment. This note is subordinate to the ACF working capital line of credit. Principal payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the three months ending March 31, 2020.

Walter Lubkin III Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principle payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the three months ended March 31, 2020.

Tracy Greco Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principle payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the three months ended March 31, 2020.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $50,786 to John Lubkin. as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principle payments are allowed under the subordination agreement that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the three months ended March 31, 2020.

Note 6. Common Stock

On January 23, 2020, an aggregate of 14,130 shares of common stock were issued to the Series A Preferred stockholders as a common stock dividend with an aggregate value of $28,259.

Note 7. Options

The following Table represents option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	3,810,000	$2.00	8.86
Exercisable - December 31, 2019	3,120,000	$2.00	8.86	$-
Granted	-	$-
Forfeited	-	$-
Vested	3,280,000
Outstanding - March 31, 2020	3,810,000	$2.00	8.65
Exercisable - March 31, 2020	3,280,000	$2.00	8.62	$-

There was no option activity for the three months ending March 31,2020.

Note 8. Warrants

The following table represents warrant activity for the three month period ended March 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	353,250	$2.40	1.85
Exercisable - December 31, 2019	353,250	$2.40	1.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding - March 31, 2020	353,250	$2.40	1.61
Exercisable - March 31, 2020	353,250	$2.40	1.61	$-

There was no warrant activity for the three months ending March 31, 2020.

Note 9. Commitment and Contingencies

Office lease

The Company leases its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease has a 20 year term, expiring in July 2021. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,259,300 at March 31, 2020; the Company’s maximum exposure. Rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees.

The Company leases approximately 3,000 square feet in Beaufort, South Carolina for the offices of Coastal Pride Seafood, LLC. This office space consists of two leases with related parties with approximately 6 years remaining on the leases.

Rental and equipment lease expenses amounted to approximately $63,500 and $58,500 for the three months ended March 31, 2020 and 2019, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved for the entire amount of the settlement.

Note 10. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates. We do not currently know the full affect of COVID-19 on our operations. Our sales and supply may continue to be adversely affected due to, among other things, decreased demand and ability to source adequate product. The Company has enacted measures to reduce expenses to coincide with the potential reduction in demand.

Note 11. Subsequent Events

On April 17, 2020, the Company entered into an unsecured promissory note with US Century Bank in the principal amount of $344,762 related to the CARES Act Payroll Protection Program. This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The interest rate on the loan is 1%, and the note has a two year maturity. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 17, 2020.

On May 7, 2020, the Company entered into an eighth amendment to the loan and security agreement with ACF. This amendment acknowledged the execution of the Payroll Protection Program loan, provided a reservation of rights related to a default of the minimum EBITDA covenant, and increased the default interest rate an additional 3%.

On May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, on May 27, 2020, the Company issued 1,021,266 shares of its common stock to Kenar.

On April 1, 2020, the Company issued a six-month promissory note in the principal amount of $100,000 to Lobo Holdings, LLC., a stockholder in the Company. The note bears interest at the rate of 10% per annum. The note may be prepaid in whole or in part without penalty. This note paid in full $100,000 which was outstanding under a promissory note with Lobo Holdings, LLC,. dated November 15, 2019.

On May 27, 2020, an aggregate of 14,130 shares of common stock with a value of $28,261 were issued to Series A Preferred stockholders as a common stock dividend related to the December 31, 2019 dividends payable.

On May 27, 2020, the Company issued 5,000 shares of common stock to an accredited investor in a private offering for $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Merger with Keeler & Co.

On November 8, 2018, we consummated a merger (the “Merger”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization by and among the Company, Blue Star Acquisition Corp., a newly formed, wholly-owned Florida subsidiary of the Company, Keeler & Co, and John Keeler, Keeler & Co’s sole stockholder. As a result of the Merger, Blue Star Acquisition Corp. merged with and into Keeler & Co, and Keeler & Co became a wholly-owned subsidiary of the Company.

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

Coastal Pride Acquisition

On November 26, 2019, Keeler & Co. entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation (“Coastal Pride”), Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of Keeler & Co., and The Walter F. Lubkin, Jr. Irrevocable Trust dated January 8, 2003, Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride merged with and into Coastal Pride Seafood, LLC, which was the surviving company (the “Coastal Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Pursuant to the terms of the Coastal Merger Agreement, the following consideration was paid by Keeler & Co.:

(i) an aggregate of $394,622 in cash;

(ii) a five-year 4% promissory note in the principal amount of $500,000 (the “Lubkin Note), issued by Keeler & Co. to Walter Lubkin Jr. (“Walter Jr.”);

(iii) three-year 4% convertible promissory notes in the aggregate principal amount of $210,000 (collectively, the “Sellers Notes” and together with the Lubkin Note, the “Notes”), issued by Keeler & Co. to Greco, Lubkin III and Lubkin, pro rata to their ownership of Coastal Pride immediately prior to the Merger;

(iv) 500,000 shares of common stock of the Company, issued to Walter Jr. (the “Walter Jr. Shares”); and

(v) an aggregate of 795,000 shares of common stock of the Company, issued to Greco, Walter III and Lubkin, pro rata to their ownership of Coastal Pride immediately prior to the Coastal Merger (together with the Walter Jr. Shares, the “Consideration Shares”).

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

Keeler & Co. has the right to prepay the Notes in whole or in part at any time without penalty or premium.

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

As a condition to the waiver by ACF Finco I, LP (“ACF”) of certain events of default under the Loan Agreement and Security Agreement, dated August 31, 2016, as amended, between ACF and Keeler & Co. (the “Loan Agreement”), and consent to the formation of Coastal Pride Seafood, LLC and the Coastal Merger, Coastal Pride Seafood, LLC and Keeler & Co. entered into a Joinder and Seventh Amendment to the Loan Agreement which resulted in, among other things, Coastal Pride Seafood, LLC becoming an additional borrower under the Loan Agreement.

COVID- 19

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

Results of Operations

The selected historical financial information presented below is derived from our unaudited consolidated financial statements for the three months ended March 31, 2020 and 2019.

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Report.

Three months ended March 31, 2020 and 2019

Net Revenue. Revenue for the three months ended March 31, 2020 decreased 29.8% to $4,571,614 as compared to $6,510,774 for the three months ended March 31, 2019 as a result of a decrease in poundage related to the phase out of private label business during the second half of 2019. Additionally, the average selling price per pound for the Company’s product decreased 20.8% to $13.01 for the three months ended March 31, 2020 from $16.43 for the three months ended March 31, 2019.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2020 decreased to $4,148,398 as compared to $5,600,914 for the three months ended March 31, 2019. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended March 31, 2020 decreased $486,644 as compared to the three months ended March 31, 2019. This decrease is directly attributable to a reduction in the selling price of the Company’s product, while the Company’s inventory cost on product sold during the period did not fully reflect the drop in value of the commodity.

Commissions Expenses. Commissions expenses increased from $18,810 for the three months ended March 31, 2019 to $66,829 for the three months ended March 31, 2020. This increase is directly attributable to the acquisition of Coastal Pride and its reliance on commissioned sales. Coastal Pride commissions accounted for $60,635 of the total expense for the three months ended March 31, 2020.

Salaries and Wages Expense. Salaries and wages expense decreased $707,567, or 63.4% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This decrease can be attributed to a decrease in the non-cash expenses related to stock-based compensation of $630,182 as well as a strategic reduction in salaries of $77,385 for the three months ended March 31, 2020.

Other Operating Expense. Other operating expense decreased by 32.4% from $775,406 for the three months ended March 31, 2019 to $524,198 for the three months ended March 31, 2020. The decrease is attributable the Company’s overhead reduction efforts in all fixed expenses related to its operations.

Interest Expense. Interest expense increased from $238,193 for the three months ended March 31, 2019 to $276,655 for the three months ended March 31, 2020. This is solely attributable to the average cost of borrowed funds increasing from 12.0% for the three months ended March 31, 2019 to 15.7% for the three months ended March 31, 2020. Average funds borrowed for the three months ended March 31, 2020 were $7,030,993 as compared to $8,458,335 for the three months ended March 31, 2019.

Net Loss: The Company had a net loss of $853,647 for the three months ended March 31, 2020 as compared to a net loss of $1,239,297 for the three months ended March 31, 2019. The decrease in net loss is primarily attributable to the reduction in non-cash operating expenses related to stock compensation of $630,182 during the first three months of 2020 as compared to the first three months of 2019.

Liquidity and Capital Resources

The Company had cash of $56,455 as of March 31, 2020, of which $33,486 was restricted cash. At March 31, 2020, the Company had a working capital deficit of $3,610,126 including $2,910,136 in stockholder loans that are subordinated to ACF. The Company’s primary sources of liquidity consisted of inventory of $4,784,499 and accounts receivable of $1,921,761.

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

Working Capital Line of Credit

The Company entered into the Loan Agreement for a $14,000,000 revolving line of credit with ACF on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital. The Loan Agreement was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, and November 26, 2019 and May 7, 2020 and is secured by all of the assets of Keeler & Co. The line of credit bears interest at a rate equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of March 31, 2020, the line of credit bears interest rate of 10.830%. On May 7, 2020 the Company entered into the eighth amendment to the Loan Agreement, which contained an acknowledgement of the Payroll Protection Program Loan, reserved certain rights due to the event of a default of the minimum EBITDA covenant and set a default interest rate of an additional 3%.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of March 31, 2020, approximately $2,910,000 of principal remains outstanding and approximately $43,700 of interest was paid under the notes. These notes have been subordinated to ACF and are subject to certain restrictions pursuant to a subordination agreement with ACF. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama and controlled by a stockholder (the “Lender”). The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Chief Executive Officer and Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note. The Kenar Note matured on July 26, 2019 and was extended on a month-to-month basis and on November 19, 2019, the Kenar Note was extended to March 31, 2020 on the same terms and conditions.

On May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company issued 1,021,266 shares of its common stock to Kenar on May 27, 2020. The outstanding principal amount of the Kenar Note at March 31, 2020 was $872,500.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, may be prepaid in whole or in part without penalty, and matures on March 31, 2020. On April 1, 2020 the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrues interest at the rate of 10% per annum and may be prepaid in whole or in part without penalty.

Paycheck Protection Program Loan

On April 17, 2020, the Company was granted a loan in the principal amount of $344,762 from U.S. Century Bank under the Paycheck Protection Program. The loan accrues interest at 1% and matures two years from the date of issuance. Monthly payments are $19,401.96 commencing seven months from the date of issuance. The loan may be prepaid under certain conditions.

Cash Provided by Operating Activities. Cash provided by operating activities during the three months ended March 31, 2020 was $1,857,853 as compared to cash used in operating activities of $1,688,467 for the three months ended March 31, 2019. The increase is attributable to a reduction in inventory of $3,053,140 for the three months ended March 31, 2020 which was offset by decreased Accounts Payable balances of $768,896 for the three months ended March 31, 2020.

Cash Used for Investing Activities. Cash used for investing activities for the three months ended March 31, 2020 was $13,230 as compared to $3,670 used for investing activities for the three months ended March 31, 2019.

Cash utilized in Financing Activities. Cash utilized in financing activities for the three months ended March 31, 2020 was $1,998,594 as compared to cash generated from financing activities of $1,503,148 for the three months ended March 31, 2019. Reduction of the Company’s revolving working capital line of credit utilized $1,928,594 and the payment of loan costs utilized the balance of $70,000 for the three months ending March 31, 2020. This is compared to cash generated from the working capital line of credit of $509,220 and $1,000,000 generated from related party notes for the three months ending March 31, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate, the following measures, subject to the availability of required resources:

● We plan to establish an audit committee, including an “audit committee financial expert” as defined by applicable SEC rules, that has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations; and

● We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function

● We plan to hire a chief financial officer as currently the Company’s chief executive officer fills the role of the Company’s principal executive officer and principal financial officer. Until such time, we have engaged an outside accounting consultant with significant experience in the preparation of the financial statements in conformity with GAAP to assist us in the preparation of our financial statements.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective internal controls over financial reporting.

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

On January 23, 2020, the Company issued 87,700 shares of common stock to Newbridge Securities Corporation for professional fees provided in connection with the Coastal Merger and 40,000 shares of common stock for professional fees and 30,321 shares of common stock to MEC Consulting, Inc. for legal fees. These issuances were accounted for during the twelve months ending December 31, 2020

On March 31, 2020, an aggregate of 14,130 shares of common stock were issued to the Company’s Series A convertible preferred stockholders as quarterly dividends for the quarter ending September 30, 2019.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

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

BLUE STAR FOODS CORP.

Dated: July 6, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: July 6, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

