Form 10-Q
period 2020-06-30
Blue Star Foods Corp.
filed 2020-08-12
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 12, 2020, there were 18,615,971 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand) and regulatory conditions and the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to make acquisitions and integrate acquired businesses into our company;

●	Our ability to attract and retain management with experience in the business of importing, packaging and selling of seafood;

●	Our ability to negotiate, finalize and maintain economically feasible agreements with suppliers and customers;

●	The availability of crab meat and other premium seafood products we sell;

●	The intensity of competition;

●	Changes in the political and regulatory environment and in business and fiscal conditions in the United States and overseas; and

●	The effect of COVID-19 on our operations and the capital markets.

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

Blue Star Foods Corp

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2020	DECEMBER 31, 2019
	Unaudited
ASSETS

CURRENT ASSETS
Cash (including VIE $8,421 and $8,725, respectively)	$14,398	$153,904
Restricted Cash	38,315	41,906
Accounts receivable, net (including VIE $32,946 and $20,321, respectively)	1,331,022	2,071,363
Inventory, net (including VIE $56,871 and $95,441, respectively)	3,467,086	7,984,492
Advances to related party	1,304,873	1,285,935
Other current assets (including VIE $2,460 and $3,679, respectively)	217,147	242,700
Total current assets	6,372,841	11,780,300
FIXED ASSETS, net	90,840	61,908
RIGHT OF USE ASSET	1,146,927	1,206,931
INTANGIBLE ASSETS, net
Trademarks	816,946	845,278
Customer Relationships	1,193,909	1,241,667
Non-Compete Agreements	34,169	39,167
Goodwill	445,395	445,395
Total Intangible Assets	2,490,419	2,571,507
OTHER ASSETS	135,080	125,418
TOTAL ASSETS	$10,236,107	$15,746,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals (including VIE ($71,885) and $30,649, respectively)	$2,820,693	$3,528,466
Working capital line of credit	3,364,014	6,917,968
Current Maturities of Long Term Debt (including VIE $777 and $0, respectively)	155,993	-
Current maturities of Lease Liabilities	165,971	136,952
Current maturities of Related Party Long Term Notes	100,000	100,364
Related Party Notes Payable	972,500	972,500
Related Party Notes Payable – Subordinated	2,910,136	2,910,136
Total current liabilities	10,489,307	14,566,386
LONG -TERM LIABILITY
Long-Term Lease Liability	1,009,851	1,089,390
Long-Term Debt (including VIE $43,011 and $0, respectively)	232,557	-
Related Party Long-Term Notes	610,000	610,000
TOTAL LIABILITIES	12,341,715	16,265,776
STOCKHOLDERS’ DEFICIT
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of June 30, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,642,388 shares issued and outstanding (including 14,130 shares declared as stock dividend on March 31, 2020 and 12,287 shares declared as a stock dividend on June 30, 2020) as of June 30,2020 and 17,589,705 shares issued and outstanding (including 14,130 shares declared as stock dividend on September 30, 2019 and 14,130 shares declared as a stock dividend on December 31, 2019) as of December 31, 2019	1,866	1,761
Additional paid-in capital	11,580,420	8,789,021
Accumulated deficit	(13,361,143)	(8,952,466)
Total Blue Star Foods Corp. Stockholders’ deficit	(1,778,857)	(161,684)
Non-controlling interest	(468,673)	(476,250)
Accumulated other comprehensive income (VIE)	141,922	118,222
Total VIE’s deficit	(326,751)	(358,028)
TOTAL STOCKHOLDERS’ DEFICIT	(2,105,608)	(519,712)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,236,107	$15,746,064

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Three months ended		Six months ended
	(unaudited)		(unaudited)
	2020	2019	2020	2019
REVENUE, NET	$2,865,103	$7,532,474	$7,436,717	$14,043,248
COST OF REVENUE	2,882,541	6,421,144	7,030,939	12,022,058
GROSS PROFIT	(17,438)	1,111,330	405,778	2,021,190

COMMISSIONS	25,534	19,851	92,363	38,661
SALARIES & WAGES	241,072	1,121,792	650,253	2,238,540
OTHER OPERATING EXPENSES	311,944	665,206	836,142	1,440,612
LOSS FROM OPERATIONS	(595,988)	(695,519)	(1,172,980)	(1,696,623)

OTHER EXPENSE	(2,655,292)	-	(2,655,292)	-
INTEREST EXPENSE	(239,653)	(257,277)	(516,308)	(495,470)
NET LOSS	(3,490,933)	(952,796)	(4,344,580)	(2,192,093)
LESS: NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	10,817	42,499	7,577	23,231
NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(3,501,750)	$(995,295)	$(4,352,157)	$(2,215,324)
DIVIDEND ON PREFERRED STOCK	28,261	28,260	56,520	56,520
NET LOSS ATTRIBUABLE TO BLUE STAR FOODS CORP COMMON SHAREHOLDERS	$(3,530,011)	(1,023,555)	$(4,408,677)	$(2,271,844)
COMPREHENSIVE INCOME (LOSS):
TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	9,094	6,965	23,700	(46,855)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$19,911	$49,464	$31,277	$(23,654)
COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(3,501,750)	$(995,295)	$(4,352,157)	$(2,215,324)
Loss per basic and diluted common share:
Basic net loss per common share	$(0.20)	$(0.06)	$(0.24)	$(0.14)
Basic weighted average common shares outstanding	17,822,158	16,045,616	18,054,611	16,045,616
Fully diluted net loss per common share	$(0.20)	$(0.06)	$(0.24)	$(0.14)
Fully diluted weighted average common shares outstanding	17,822,158	16,045,616	18,054,611	16,045,616

The accompanying notes are an integral part of these financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2019	1,413	$-	17,589,705	$1,761	$8,789,021	$(8,952,466)	$(161,684)	$(358,028)	$(519,712)
Stock Based Compensation			-	-	34,846	-	34,846	-	34,846
Series A Preferred 8% dividend issued in common stock			14,130	1	28,258	(28,259)	-	-	-
Net Loss			-	-	-	(850,407)	(850,407)	(3,240)	(853,647)
Comprehensive income			-	-	-	-	-	14,606	14,606
March 31, 2020	1,413	-	17,603,835	1,762	8,852,125	(9,831,132)	(977,245)	(346,662)	(1,323,907)
Stock Based Compensation			-	-	34,846	-	34,846	-	34,846
Common stock issued for Cash			5,000	1	9,999	-	10,000	-	10,000
Common stock issued to a related party lender			1,021,266	102	2,655,190	-	2,655,292	-	2,655,292
Series A Preferred 8% dividend issued in common stock			12,287	1	28,260	(28,261)	-	-	-
Net Income (Loss)			-	-	-	(3,501,750)	(3,501,750)	10,817	(3,490,933)
Comprehensive Income			-	-	-	-	-	9,094	9,094
June 30, 2020	1,413	$-	18,642,388	$1,866	$11,580,420	$(13,361,143)	$(1,778,857)	$(326,751)	$(2,105,608)

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2018	1,413	$-	16,023,164	$1,603	$3,404,774	$(3,853,139)	$(446,762)	$(372,752)	$(819,514)
Common stock issued for Cash			5,000	1	9,999	-	10,000	-	10,000
Stock Based Compensation			-	-	665,028	-	665,028	-	665,028
Series A Preferred 8% dividend issued in common stock			14,130	2	28,258	(28,260)	-	-	-
Net Loss			-	-	-	(1,220,029)	(1,220,029)	(19,268)	(1,239,297)
Comprehensive loss			-	-	-	-	-	(53,850)	(53,850)
March 31, 2019	1,413	-	16,042,294	1,606	4,108,059	(5,101,428)	(991,763)	(445,870)	(1,437,633)
Common stock issued for Service			22,500	3	44,997	-	45,000	-	45,000
Common stock issued for Cash			11,000	1	21,999	-	22,000	-	22,000
Common Stock Incentive Issued to Employees			5,500	1	10,999	-	11,000	-	11,000
Option Expense			-	-	670,966	-	670,966	-	670,966
Dividends to preferred stockholders			14,130	1	28,259	(28,260)	-	-	-
Net Loss			-	-	-	(995,295)	(995,295)	42,499	(952,796)
Comprehensive Income			-	-	-	-	-	6,965	6,965
June 30, 2019	1,413	$-	16,095,424	$1,612	$4,885,279	$(6,124,983)	$(1,238,092)	$(396,406)	$(1,634,498)

The accompanying notes are an integral part of these consolidated unaudited financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	Unaudited
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,344,580)	$(2,192,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	69,692	1,346,994
Common stock issued for service	-	45,000
Common stock issued for forbearance fee	2,655,292	-
Depreciation of fixed assets	18,247	34,010
Amortization of Right of use asset	87,308	74,935
Amortization of intangible assets	81,088	-
Amortization of loan costs	51,977	72,325
Deferred Taxes	8,361	-
Bad debt expense	13,474	-
Allowance for inventory obsolescence	370,203	-
Changes in operating assets and liabilities:
Receivables	726,867	516,279
Inventories	4,147,203	2,830,850
Advances to affiliated supplier	(18,938)	30,604
Other current assets	25,553	(9,499)
Change in Right of use Liability	(77,824)	(65,231)
Accounts payable and accruals	(708,137)	(1,374,434)
Net cash provided by operating activities	3,105,786	1,309,740
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(47,179)	(8,786)
Net cash used in investing activities	(47,179)	(8,786)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Offering	10,000	32,000
Proceeds from working capital lines of credit	3,223,081	11,571,080
Repayments of working capital lines of credit	(6,777,035)	(14,138,324)
Proceeds from Related Party Notes Payable	-	1,100,000
Proceeds from Notes Payable	388,550	-
Principal payments of long-term debt	-	(15,630)
Payments of Loan costs	(70,000)	(10,000)
Net cash used in financing activities	(3,225,404)	(1,460,874)
Effect of exchange rate changes on cash	23,700	(46,885)
NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(143,097)	(206,805)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	195,810	347,226

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$52,713	$140,421

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	56,520	56,520
Valuation of Right of Use asset/liability	28,137	1,257,751

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$516,308	$494,596

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

Six Months Ending June 30, 2019
Revenue	$19,577,658
Net loss attributable to common shareholders	$(2,641,503)
Basic and diluted loss per share	$(0.13)
Basic and diluted weighted average common shares outstanding	16,045,616

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

As of June 30, 2020 and December 31, 2019, the balance due from the related party for future shipments was approximately $1,304,900 and $1,285,900, respectively. The 2020 balances represent approximately seven months of purchases from the supplier. Cost of revenue related to inventories purchased from Bacolod represented approximately $530,100 and $4,818,000 of total cost of revenue for the six months ending June 30, 2020 and 2019, respectively.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2020. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

June 30, 2020
Assets
Operating lease assets	$1,146,927

Liabilities
Current
Operating lease liabilities	$165,971
Noncurrent
Operating lease liabilities	$1,009,851

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77,824
ROU assets recognized in exchange for lease obligations:
Operating leases	$28,137

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2020
Weighted-average remaining lease term
Operating leases	5.57 years
Weighted-average discount rate
Operating leases	5.4%

Maturities of lease liabilities as of June 30, 2020, were as follows:

Operating Leases

2020 (six months remaining)	111,651
2021	235,227
2022	247,152
2023	243,321
2024	235,203
Thereafter	336,932
Total lease payments	1,409,486
Less: amount of lease payments representing interest	(233,664)
Present value of future minimum lease payments	$1,175,822
Less: current obligations under leases	$(165,971)
Non-current obligations	$1,009,851

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2020, the Company incurred a net loss of $4,344,580, has an accumulated deficit of $13,361,143 and working capital deficit of $4,116,466, with the current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the working capital facility, and $165,971 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The information below represents the assets, liabilities and non-controlling interest related to Strike as of June 30, 2020 and December 31, 2019.

June 30, 2020
Assets	$100,698
Liabilities	(28,097)
Non-controlling interest	(468,673)

December 31, 2019
Assets	$128,166
Liabilities	30,649
Non-controlling interest	(476,250)

Note 5. Debt

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit, pursuant to a loan and security agreement with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company, this facility is secured by all assets of John Keeler & Co., Inc. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020.

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

On May 7, 2020, the Company entered into an eighth amendment to the loan and security agreement with ACF which amendment acknowledged the execution of a Payroll Protection Program loan, provided a reservation of rights related to a default of the minimum EBITDA covenant, and triggered the default interest rate of an additional 3% in accordance with the loan and security agreement dated August 31, 2016.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remaining unchanged.

As of June 30, 2020, the line of credit bears interest rate of 12.60%.

As of June 30, 2020 and December 31, 2019, the line of credit had an outstanding balance of approximately $3,364,014 and $6,918,000, respectively.

John Keeler Promissory Notes - Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $2,910,000 as of June 30, 2020 and December 31, 2019. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the ACF working capital line of credit. Principal payments are not allowed under the subordination agreement with ACF that was effective August 31, 2016. No principal payments were made by the Company during the six months ended June 30, 2020 or the twelve months ended December 31, 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to a company controlled by a shareholder, Kenar Overseas Corp., a company registered in Panama (the “Lender”) the term of which was previously extended to March 31, 2020 after which time, on May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration for Kenar’s agreement to amend the note, on May 27, 2020, the Company issued 1,021,266 shares of its common stock to Kenar. As of the amendment date the common stock had a value of $2,655,292. The principal amount of the note at June 30, 2020 was $872,500.

The amendment to the Kenar note was analyzed under ASC470-50 and was determined that it will be accounted for as an extinguishment of the old debt and the new debt recorded at fair value with the new effective interest rate of 18%. Additionally, this treatment resulted in the cost of the modification paid in common stock with a value of $2,655,292 will be charged to other expense as of the date of the amendment.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15%, which may be prepaid in whole or in part without penalty, and matures on March 31, 2020. On April 1, 2020 the Company paid off the November 15, 2019 Lobo Note with the issuance of a six-month unsecured promissory note with a principal amount of $100,000, bearing an interest rate of 10%. This note may be prepaid in whole or in part without penalty. This note matures on October 1, 2020.

Walter Lubkin Jr. Note - Subordinated

On November 26, 2019, the Company issued a five year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal during the three months did not warrant a principal payment. This note is subordinate to the ACF working capital line of credit. Principal payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the six months ending June 30, 2020.

Walter Lubkin III Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principle payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the six months ended June 30, 2020.

Tracy Greco Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principle payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the six months ended June 30, 2020.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine month unsecured promissory note in the principal amount of $50,786 to John Lubkin as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principle payments are allowed under the subordination agreement that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the six months ended June 30, 2020.

Payroll Protection Program Loan

On April 17, 2020, the Company issued an unsecured promissory note to US Century Bank in the principal amount of $344,762 related to the CARES Act Payroll Protection Program (“PPP Loan”). This note is fully guaranteed by the Small Business Administration and may be forgivable provided that certain criteria are met. The note has a two year maturity and accrues interest at 1% per annum. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 17, 2020.

The amortization of the note is as follows:

Note Payments
2020 (6 months remaining)	$38,802
2021	232,812
2022	73,148
Total Loan payments	$344,762
Current portion of note payable	(155,216)
Non-current portion of note payable	$189,546

HSBC Loan

On May 13, 2020, the Company through Strike the Gold Foods issued an unsecured promissory note to HSBC Bank plc in the principal amount of $43,788 related to the Bounce Back Loan Scheme, managed by the British Business Bank. This note is fully guaranteed by the UK Secretary of State for Business, Energy and Industrial Strategy. The note has a six year maturity and accrues interest at 2.5% per annum. The Company is required to make payments on the note of $778 per month for 59 months beginning June 13, 2021.

The amortization of the note is as follows:

Note payments
2020 (6 months remaining)	$-
2021	5,446
2022	9,336
2023	9,336
2024	9,336
Thereafter	10,334
Total Loan payments	$43,788
Current portion of note payable	(777)
Non-current portion of note payable	$43,011

Note 6. Common Stock

On May 27, 2020 the Company sold 5,000 shares at $2.00 per share to one investor in a private offering.

On May 27, 2020 the Company issued 1,021,266 shares issued to Kenar Holdings at $2.60 per share as payment of a forbearance fee.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on March 31, 2020. The dividend of 14,130 shares of stock with a value of $28,261 was declared but not yet issued.

A dividend of common stock was authorized to the shareholders per the preferred shares designation on June 30, 2020. The dividend of 12,287 shares of stock with a value of $28,260 was declared but not yet issued.

Note 7. Options

The following Table represents option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	3,810,000	$2.00	8.90
Exercisable - December 31, 2019	3,120,000	$2.00	8.90	$-
Granted	-	$-
Forfeited	-	$-
Vested	3,280,000
Outstanding – June 30, 2020	3,810,000	$2.00	8.40
Exercisable – June 30, 2020	3,280,000	$2.00	8.40	$984,000

There was no option activity for the six months ending June 30, 2020.

Note 8. Warrants

The following table represents warrant activity for the six month period ended June 30, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	353,250	$2.40	1.85
Exercisable - December 31, 2019	353,250	$2.40	1.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding – June 30, 2020	353,250	$2.40	1.36
Exercisable – June 30, 2020	353,250	$2.40	1.36	$-

There was no warrant activity for the six months ending June 30, 2020.

Note 9. Commitment and Contingencies

Office lease

The Company leases its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease has a 20 year term, expiring in July 2021. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,253,138 at June 30, 2020; the Company’s maximum exposure. Rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees.

The Company leases approximately 3,000 square feet in Beaufort, South Carolina for the offices of Coastal Pride Seafood, LLC. This office space consists of two leases with related parties with approximately 6 years remaining on the leases.

Rental and equipment lease expenses amounted to approximately $125,000 and $117,800 for the six months ended June 30, 2020 and 2019, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved for the entire amount of the settlement.

Note 10. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates. We do not currently know the full effect of COVID-19 on our operations. Our sales and supply may continue to be adversely affected due to, among other things, decreased demand and ability to source adequate product. The Company has enacted measures to reduce expenses to coincide with the potential reduction in demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on May 29, 2020, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

COVID- 19

The current outbreak of COVID-19 has adversely effected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results. As a result of COVID-19, in the current year to date, the Company has experienced a significant decrease in revenue as compared to the prior period in 2019. In an effort to contain costs, the Company has taken steps to reduce its overhead, including a reduction of personnel and warehousing expenses.

As a result of the business interruption experienced to date, management has taken steps to reduce expenses across all areas of its operations, including payroll, marketing, sales and warehousing expenses. The extent to which we are affected by COVID-19 will largely depend on future developments and restrictions which may disrupt interactions with customers, suppliers, staff and advisors which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products, and our ability to provide our products. While these factors are uncertain, the COVID-19 pandemic or the perception of its effects could continue to have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Report.

Three months ended June 30, 2020 and 2019

Net Revenue. Revenue for the three months ended June 30, 2020 decreased 62.0% to $2,865,103 as compared to $7,532,474 for the three months ended June 30, 2019 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic, a reduction in the average selling price of product due to competitive pricing pressures and the Company’s decision to phase out private label business during the second half of 2019.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2020 decreased to $2,882,541 as compared to $6,421,144 for the three months ended June 30, 2019. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended June 30, 2020 decreased $1,128,768 as compared to the three months ended June 30, 2019. This decrease is directly attributable to a reduction in overall revenue due to the COVID-19 pandemic as well as a reduction in the selling price of the Company’s product, while the Company’s inventory cost on product sold during the period did not fully reflect the drop in value of the commodity.

Commissions Expense. Commissions expense increased from $19,851 for the three months ended June 30, 2019 to $25,534 for the three months ended June 30, 2020. This increase is directly attributable to the acquisition of Coastal Pride and its reliance on commissioned sales. Coastal Pride commissions accounted for $23,266 of the total expense for the three months ended June 30, 2020.

Salaries and Wages Expense. Salaries and wages expense decreased $880,720, or 78.5% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease can be attributed to a decrease in the non-cash expenses related to stock-based compensation of $636,120 as well as a strategic reduction in salaries of $250,560 for the three months ended June 30, 2020.

Other Operating Expense. Other operating expense decreased by 53.1% from $665,206 for the three months ended June 30, 2019 to $311,944 for the three months ended June 30, 2020. The decrease is attributable the Company’s overhead reduction efforts in all fixed expenses related to its operations to adjust for the reduction in sales due to COVID.

Other Expenses. Other expenses increased by $2,655,292 for the three months ended June 30, 2020 from $0 for the three months ending June 30, 2019. This is a one-time, non-cash expense related to the issuance of common stock for a forbearance fee.

Interest Expense. Interest expense decreased from $257,277 for the three months ended June 30, 2019 to $239,653 for the three months ended June 30, 2020. The reduction is attributable to a decrease in the average loans outstanding decreasing from $11,155,228 for the three months ending June 30, 2019 to $9,994,866 for the three months ending June 30, 2020.

Net Loss: The Company had a net loss of $3,490,933 for the three months ended June 30, 2020 as compared to a net loss of $952,796 for the three months ended June 30, 2019. The increase in net loss is primarily attributable to non-cash other expense related to the forbearance fee of $2,655,292 during the three months ending June 30 2020.

Six months ended June 30, 2020 and 2019

Net Revenue. Revenue for the six months ended June 30, 2020 decreased 47.0% to $7,436,717 as compared to $14,043,248 for the six months ended June 30, 2019 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic during the three months ending June 30, 2020. This is combined with a reduction in the average selling price per unit and the company’s decision to phase out private label business which began in earnest during the second half of 2019.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2020 decreased to $7,030,939 as compared to $12,022,058 for the six months ended June 30, 2020. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the six months ended June 30, 2020 decreased $1,615,412 as compared to the six months ended June 30, 2019. This decrease is directly attributable to a reduction in pounds sold due to the COVID-19 pandemic, the reduction in average selling price of the Company’s product, while the Company’s inventory cost on product sold during the period did not fully reflect the drop in value of the commodity.

Commissions Expense. Commissions expense increased from $38,661 for the six months ended June 30, 2019 to $92,363 for the six months ended June 30, 2020. This increase is directly attributable to the acquisition of Coastal Pride and its reliance on commissioned sales. Coastal Pride commissions accounted for $83,901 of the total expense for the six months ended June 30, 2020.

Salaries and Wages Expense. Salaries and wages expense decreased $1,588,287, or 71.0% for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease is be attributable to a decrease in the non-cash expenses related to stock-based compensation of $1,277,302 as well as a strategic reduction in salaries of $310,985 for the six months ended June 30, 2020.

Other Operating Expense. Other operating expense decreased by 42.0% from $1,440,612 for the six months ended June 30, 2019 to $836,142 for the six months ended June 30, 2020. The decrease is attributable to a reduction in professional fees, Trade show expenses and marketing expenses as well as the Company’s overhead reduction efforts in all fixed expenses related to its operations.

Other Expenses. Other expenses increased by $2,655,292 for the six months ending June 30, 2020 from $0 for the six months ending June 30, 2019. This is a one-time, non-cash expense related to the issuance of common stock for a forbearance fee.

Interest Expense. Interest expense increased from $495,470 for the six months ended June 30, 2019 to $516,308 for the six months ended June 30, 2020. This increase is solely attributable to the average cost of borrowed funds increasing from 9.48% for the six months ended June 30, 2019 to 10.40% for the six months ended June 30, 2020. Average funds borrowed for six months ended June 30, 2020 were $9,928,084 as compared to $10,403,654 for the six months ended June 30, 2019.

Net Loss: The Company had a net loss of $4,344,580 for the six months ended June 30, 2020 as compared to a net loss of $2,192,093 for the six months ended June 30, 2019. The increase in net loss is primarily attributable to non-cash other expense related to the forbearance fee of $2,655,292 during the six months ending June 30 2020. Not considering this expense the net loss would have decreased from $2,192,093 for the six months ending June 30, 2019 to $1,689,288 for the six months ended June 30, 2020. This decrease in net loss is attributable to a decrease in non-cash stock compensation expense from $1,346,994 for the six months ended June 30, 2019 to $69,692 for the six months ended June 30, 2020.

Liquidity and Capital Resources

The Company had cash of $52,713 as of June 30, 2020, of which $38,315 was restricted cash. At June 30, 2020, the Company had a working capital deficit of $4,116,466 including $2,910,136 in stockholder loans that are subordinated to ACF. The Company’s primary sources of liquidity consisted of inventory of $3,467,086 and accounts receivable of $1,331,022.

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

Working Capital Line of Credit

The Company entered into the Loan Agreement for a $14,000,000 revolving line of credit with ACF on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital. The Loan Agreement was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, and November 26, 2019 and May 7, 2020 and is secured by all of the assets of Keeler & Co. The line of credit bears interest at a rate equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of June 30, 2020, the line of credit bears interest at the rate of 12.60%.

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

On May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company issued 1,021,266 shares of its common stock to Kenar on May 27, 2020. The outstanding principal amount of the Kenar Note at June 30, 2020 was $872,500.

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

Paycheck Protection Program Loan

On April 17, 2020, the Company issued an unsecured promissory note to US Century Bank in the principal amount of $344,762 related to the CARES Act Payroll Protection Program (“PPP Loan”). The note accrues interest at 1% per annum, matures two years from the date of issuance and is fully guaranteed by the Small Business Administration and may be forgiven provided certain criteria are met. The Company is required to make monthly payments of approximately $19,401 beginning November 17, 2020.

HSBC Loan

On May 13, 2020, the Company, through its VIE, Strike the Gold Foods Ltd. issued an unsecured promissory note to HSBC Bank plc in the principal amount of $43,788 related to the Bounce Back Loan Scheme, managed by the British Business Bank. The note is fully guaranteed by the UK Secretary of State for Business, Energy and Industrial Strategy, has a six year maturity and accrues interest at the rate of 2.5% per annum. The Company is required to make payments on the note of $778 per month for 59 months beginning June 13, 2021.

Cash Provided by Operating Activities. Cash provided by operating activities during the six months ended June 30, 2020 was $3,105,786 as compared to cash provided by operating activities of $1,309,740 for the six months ended June 30, 2019. The increase is attributable to a reduction in inventory of $4,147,203 for the six months ended June 30, 2020 which was offset by decreased accounts payable balances of $708,137 for the six months ended June 30, 2020.

Cash Utilized for Investing Activities. Cash used for investing activities for the six months ended June 30, 2020 was $47,179 as compared to $8,786 used for investing activities for the six months ended June 30, 2019.

Cash utilized in Financing Activities. Cash utilized in financing activities for the six months ended June 30, 2020 was $3,225,404 as compared to cash utilized from financing activities of $1,460,874 for the six months ended June 30, 2019. Reduction of the Company’s revolving working capital line of credit utilized $3,553,954 and was partially offset by the funding of the PPP and HSBC loans of $388,550 for the six ending June 30, 2020. This is compared to cash utilized by the working capital line of credit of $2,567,244 offset by $1,100,000 generated from related party notes for the six months ended June 30, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate, the following measures, subject to the availability of required resources:

● We plan to establish an audit committee, including an “audit committee financial expert” as defined by applicable SEC rules, that has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

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

On May 27, 2020, as consideration for Kenar agreement to amend the Kenar Note, the Company issued 1,021,266 shares of common stock to Kenar.

On May 27, 2020, an aggregate of 28,260 shares of common stock were issued to Series A Preferred stockholders as a common stock dividend for the quarters ending September 30, 2019 and December 31, 2019.

On May 27, 2020, the Company issued 5,000 shares of common stock to an accredited investor in a private offering for $10,000.

On May 27, 2020, the Company issued 18,000 shares of common stock to Luis Matos Arreaza for professional services provided to the Company. This issuance was accounted for during the twelve months ending December 31, 2019.

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

BLUE STAR FOODS CORP.

Dated: August 12, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 12, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

