Form 10-Q
period 2020-09-30
Blue Star Foods Corp.
filed 2020-11-16
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 16, 2020, there were 18,715,531 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

All references in this Quarterly Report to the “Company”, “Blue Star Foods”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation, and its wholly-owned subsidiary, Coastal Pride Seaford, LLC, a Florida limited liability company (“Coastal Pride”).

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
	Unaudited
ASSETS
CURRENT ASSETS
Cash (including VIE $8,725 for 2019)	$7,827	$153,904
Restricted Cash	60,461	41,906
Accounts Receivable, net (including VIE $20,321 for 2019)	1,424,898	2,071,363
Inventory, net (including VIE $95,441 for 2019)	2,125,012	7,984,492
Advances to Related Party	1,304,873	1,285,935
Other Current Assets (including VIE $3,679 for 2019)	247,507	242,700
Total Current Assets	5,170,578	11,780,300
RELATED PARTY LONG-TERM RECEIVABLE	455,545	-
FIXED ASSETS, net	83,420	61,908
RIGHT OF USE ASSET	1,103,148	1,206,931
INTANGIBLE ASSETS, net
Trademarks	802,780	845,278
Customer Relationships	1,169,870	1,241,667
Non-Compete Agreements	31,670	39,167
Total Intangible Assets	2,004,320	2,126,112
GOODWILL	445,395	445,395
OTHER ASSETS	116,829	125,418
TOTAL ASSETS	$9,379,235	$15,746,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts Payable and Accruals (including VIE $30,649 for 2019)	$2,639,716	$3,528,466
Working Capital Line of Credit	2,548,494	6,917,968
Current Maturities of Lease Liabilities	171,028	136,952
Current Maturities of Related Party Long-Term Notes	100,000	100,364
Related Party Notes Payable	972,500	972,500
Related Party Notes Payable - Subordinated	2,910,136	2,910,136
Other Current Liabilities	170,506	-
Total Current Liabilities	9,512,380	14,566,386
LONG -TERM LIABILITY
Long-Term Lease Liability	965,832	1,089,390
Related Party Long-Term Notes	610,000	610,000
TOTAL LIABILITIES	11,088,212	16,265,776
STOCKHOLDERS’ DEFICIT
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 18,695,531 shares issued and outstanding as of September 30, 2020, and 17,589,705 shares issued and outstanding as of December 31, 2019	1,873	1,761
Additional Paid-in Capital	11,678,015	8,789,021
Accumulated Deficit	(13,388,865)	(8,952,466)
Total Blue Star Foods Corp. Stockholders’ Deficit	(1,708,977)	(161,684)
Non-controlling Interest	-	(476,250)
Accumulated Other Comprehensive Income (VIE)	-	118,222
Total VIE’s Deficit	-	(358,028)
TOTAL STOCKHOLDERS’ DEFICIT	(1,708,977)	(519,712)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,379,235	$15,746,064

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
	2020	2019	2020	2019
REVENUE, NET	$3,980,151	$5,081,164	$11,416,868	$19,124,412
COST OF REVENUE	3,433,789	4,409,657	10,464,728	16,431,715

GROSS PROFIT	546,362	671,507	952,140	2,692,697

COMMISSIONS	13,620	15,996	105,983	54,657
SALARIES & WAGES	282,279	1,014,195	932,532	3,252,735
OTHER OPERATING EXPENSES	417,281	676,904	1,409,336	2,117,516

LOSS FROM OPERATIONS	(166,818)	(1,035,588)	(1,495,711)	(2,732,211)

OTHER INCOME	355,857	-	511,770	-
OTHER EXPENSE	-	-	(2,655,292)	-
INTEREST EXPENSE	(188,501)	(252,650)	(704,809)	(748,120)

NET INCOME (LOSS)	538	(1,288,238)	(4,344,042)	(3,480,331)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(22,583)	7,577	648

NET INCOME (LOSS) ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$538	$(1,265,655)	$(4,351,619)	$(3,480,979)

DIVIDEND ON PREFERRED STOCK	28,260	28,260	84,780	84,780

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP COMMON SHAREHOLDERS	$(27,722)	(1,293,915)	$(4,436,399)	$(3,565,759)

COMPREHENSIVE LOSS:

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	522	23,700	(46,363)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$-	$(22,061)	$31,277	$(45,175)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$538	$(1,265,655)	$(4,351,619)	$(3,480,979)

Loss per basic and diluted common share:
Basic net loss per common share	$(0.00)	$(0.08)	$(0.24)	$(0.22)
Basic weighted average common shares outstanding	18,701,736	16,045,616	18,117,491	16,045,616
Fully diluted net loss per common share	$(0.00)	$(0.08)	$(0.24)	$(0.22)
Fully diluted weighted average common shares outstanding	18,701,736	16,045,616	18,117,491	16,045,616

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2019	1,413	$-	17,589,705	$1,761	$8,789,021	$(8,952,466)	$(161,684)	$(358,028)	$(519,712)
Stock Based Compensation			-	-	34,846	-	34,846	-	34,846
Series A Preferred 8% Dividend Issued in Common Stock			14,130	1	28,258	(28,259)	-	-	-
Net Loss			-	-	-	(850,407)	(850,407)	(3,240)	(853,647)
Comprehensive Income			-	-	-	-	-	14,606	14,606
March 31, 2020	1,413	-	17,603,835	1,762	8,852,125	(9,831,132)	(977,245)	(346,662)	(1,323,907)
Stock Based Compensation			-	-	34,846	-	34,846	-	34,846
Common Stock Issued for Cash			5,000	1	9,999	-	10,000	-	10,000
Common Stock Issued to a Related Party Lender			1,021,266	102	2,655,190	-	2,655,292	-	2,655,292
Series A Preferred 8% Dividend Issued in Common Stock			12,287	1	28,260	(28,261)	-	-	-
Net Income (Loss)			-	-	-	(3,501,750)	(3,501,750)	10,817	(3,490,933)
Comprehensive Income			-	-	-	-	-	9,094	9,094
June 30, 2020	1,413	$-	18,642,388	$1,866	$11,580,420	$(13,361,143)	$(1,778,857)	$(326,751)	$(2,105,608)
Stock Based Compensation			-	-	34,842	-	34,842	-	34,842
Common Stock Issued for Service			60,000	6	34,494	-	34,500	-	34,500
Series A Preferred 8% Dividend Issued in Common Stock			13,143	1	28,259	(28,260)	-	-	-
Deconsolidation of Strike the Gold Foods, Ltd.								326,751	326,751
Net Income			-	-	-	538	538	-	538
September 30, 2020	1,413	$-	18,715,531	$1,873	$11,678,015	$(13,388,865)	$(1,708,977)	$-	$(1,708,977)

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2018	1,413	$-	16,023,164	$1,603	$3,404,774	$(3,853,139)	$(446,762)	$(372,752)	$(819,514)
Common stock issued for cash			5,000	1	9,999	-	10,000	-	10,000
Stock Based Compensation			-	-	665,028	-	665,028	-	665,028
Series A Preferred 8% Dividend Issued in Common Stock			14,130	2	28,258	(28,260)	-	-	-
Net Loss			-	-	-	(1,220,029)	(1,220,029)	(19,268)	(1,239,297)
Comprehensive loss			-	-	-	-	-	(53,850)	(53,850)
March 31, 2019	1,413	-	16,042,294	1,606	4,108,059	(5,101,428)	(991,763)	(445,870)	(1,437,633)
Common Stock Issued for Service			22,500	3	44,997	-	45,000	-	45,000
Common Stock Issued for Cash			11,000	1	21,999	-	22,000	-	22,000
Common Stock Incentive Issued to Employees			5,500	1	10,999	-	11,000	-	11,000
Option Expense			-	-	670,966	-	670,966	-	670,966
Series A Preferred 8% Dividend Issued in Common Stock			14,130	1	28,259	(28,260)	-	-	-
Net Income (Loss)			-	-	-	(995,295)	(995,295)	42,499	(952,796)
Comprehensive Income			-	-	-	-	-	6,965	6,965
June 30, 2019	1,413	$-	16,095,424	$1,612	$4,885,279	$(6,124,983)	$(1,238,092)	$(396,406)	$(1,634,498)
Cancellation of Issued Shares for Cash			(5,000)	(1)	(9,999)	-	(10,000)	-	(10,000)
Stock Issued for Service			-	-	40,000	-	40,000	-	40,000
Stock Based Compensation			-	-	668,706	-	668,706	-	668,706
Series A Preferred 8% Dividend Issued in Common Stock			14,130	1	28,259	(28,260)	-	-	-
Net Loss			-	-	-	(1,265,655)	(1,265,655)	(22,583)	(1,288,238)
Comprehensive Income			-	-	-	-	-	522	522
September 30, 2019	1,413	$-	16,104,554	$1,612	$5,612,245	$(7,418,898)	$(1,805,041)	$(418,467)	$(2,223,508)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	Unaudited
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(4,344,042)	$(3,480,331)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Stock Based Compensation	104,534	2,015,700
Common Stock Issued for Service	34,500	85,000
Common Stock Issued for Forbearance Fee	2,655,292	-
PPP Loan Forgiveness	(344,762)	-
Depreciation of Fixed Assets	24,418	51,015
Non-cash Lease Expense	131,920	112,403
Amortization of Intangible Assets	121,792	-
Amortization of Loan Costs	70,228	103,957
Bad Debt Expense	13,293	-
Allowance for Inventory Obsolescence	280,656	-
Changes in Operating Assets and Liabilities:
Receivables	600,226	1,747,919
Inventories	5,521,953	1,128,959
Advances to Affiliated Supplier	(18,938)	(39,223)
Other Current Assets	(7,267)	5,048
Right of Use Liability	(117,619)	(97,846)
Other Assets	8,361	-
Accounts Payable and Accruals	(960,998)	(690,535)
Other Current Liabilities	170,506	-
Net Cash Provided by Operating Activities	3,944,053	942,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of Variable Interest Entity	(8,421)	-
Purchases of Fixed Assets	(45,930)	(8,860)
Net Cash Used in Investing Activities	(54,351)	(8,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Common Stock Offering	10,000	22,000
Proceeds from Working Capital Lines of Credit	5,580,429	16,559,740
Repayments of Working Capital Lines of Credit	(9,949,903)	(18,647,200)
Proceeds from Related Party Notes Payable	-	1,100,000
Principal Payments of Long-Term Debt	-	(24,591)
Proceeds from HSBC Loan	43,788	-
Payments of Loan Costs	(70,000)	(10,000)
Proceeds from PPP Loan	344,762	-
Net Cash Used in Financing Activities	(4,040,924)	(1,000,051)

Effect of Exchange Rate Changes on Cash	23,700	(46,363)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(127,522)	(113,208)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH BEGINNING OF PERIOD	195,810	347,226

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$68,288	$234,018

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A 8% Dividend issued in Common Stock	84,780	84,780
Valuation of Right of Use Asset/Liability	28,137	1,257,751

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$582,310	$748,120

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

On November 26, 2019, John Keeler & Co., Inc., a Florida corporation (the “Purchaser”), and wholly-owned direct subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation (“Coastal Pride Company”), Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of the Purchaser (the “Acquisition Subsidiary” and, upon the effective date of the Merger, the “Surviving Company” or “Coastal Pride”), and The Walter F. Lubkin, Jr. Irrevocable Trust dated January 8, 2003 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride Company merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Pro-Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2019. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro-forma information based upon the actual acquisition costs.

Nine Months Ended September 30, 2019
Revenue	$26,688,176
Net loss attributable to common shareholders	$(4,024,996)
Basic and diluted loss per share	$(0.25)
Basic and diluted weighted average common shares outstanding	16,045,616

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on May 29, 2020 for a broader discussion of our business and the risks inherent in such business.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Advances to Suppliers and Related Party

In the normal course of business, the Company may advance payments to its suppliers, inclusive of Bacolod Blue Star Export Corp. (“Bacolod”), a related party based in the Philippines. These advances are in the form of prepayments for products that will ship within a short window of time. In the event that it becomes necessary for the Company to return products or adjust for quality issues, the Company is issued a credit by the vendor in the normal course of business and these credits are also reflected against future shipments.

As of September 30, 2020, and December 31, 2019, the balance due from the related party for future shipments was approximately $1,304,900 and $1,285,900, respectively. No new purchases have been made from Bacolod during the three months ended September 30, 2020. Cost of revenue related to inventories purchased from Bacolod represented approximately $653,000 and $5,054,000 of total cost of revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

The Company accounts for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services.

Revenue Recognition

Effective with the January 1, 2018 adoption of ASU 2014-09: Revenue from Contracts with Customers (Topic 606), and the associated ASUs (collectively, “Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company elected an accounting policy to treat shipping and handling activities as fulfillment activities. Consideration payable to a customer is recorded as a reduction of the arrangement’s transaction price, thereby reducing the amount of revenue recognized, unless the payment is for distinct goods or services received from the customer.

Lease Accounting

On January 1, 2019, we adopted Accounting Standards Codification 842, Leases and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2020. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the lease. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

September 30, 2020
Assets
Operating lease assets	$1,103,148

Liabilities
Current
Operating lease liabilities	$171,028
Noncurrent
Operating lease liabilities	$965,832

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$167,510
ROU assets recognized in exchange for lease obligations:
Operating leases	$28,137

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2020
Weighted-average remaining lease term
Operating leases	5.33 years
Weighted-average discount rate
Operating leases	5.4%

Maturities of lease liabilities as of September 30, 2020, were as follows:

Operating Leases

2020 (three months remaining)	60,572
2021	235,227
2022	247,152
2023	243,321
2024	235,203
Thereafter	336,932
Total lease payments	1,358,407
Less: amount of lease payments representing interest	(221,547)
Present value of future minimum lease payments	$1,136,860
Less: current obligations under leases	$(171,028)
Non-current obligations	$965,832

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2020, the Company incurred a net loss of $4,344,042, has an accumulated deficit of $13,388,865 and working capital deficit of $4,341,802, with the current liabilities inclusive of $2,910,136 in stockholder loans that are subordinated to the provider of the working capital facility, and $171,028 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Deconsolidation of Variable Interest Entities

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike the Gold Foods Ltd. (“Strike”), a related party entity based in the United Kingdom. The Company concluded that Strike was a variable interest entity (“VIE”) and the Company was the primary beneficiary of Strike, in accordance with ASC 810, Consolidation. Therefore, the Company consolidated Strike in its financial statements. Strike’s activities were reflected in the Company’s financial statements starting on April 1, 2014, the effective date of the controlling interest transfer. The equity of Strike was classified as non-controlling interest in the Company’s financial statements since the Company is not a shareholder of Strike.

During the three months ended September 30, 2020, the Company determined that Strike was no longer a VIE because there was a verbal agreement with Strike that terminated the original agreement to hold the inventory on consignment and Strike has not engaged in transactions with the Company or its subsidiaries in 2020. In addition, as of July 1, 2020, the Company neither directly or indirectly absorb any variability of Strike nor holds the power to direct the activities of Strike that most significantly impact its economic performance and Strike was also able to finance its activities without financial support from the Company. The Company deconsolidated Strike on July 1, 2020 and the income and loss for the VIE is recognized in the Company’s income statement through the deconsolidation date. As a result of such deconsolidation, the Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity resulting in a reduction of $468,673 of noncontrolling interest and $141,922 from accumulated other comprehensive income from its consolidated balance sheet. Further, the Company derecognized approximately $8,421 of effect of exchange rate changes on cash of Strike as of July 1, 2020 which is reflected in its consolidated statement of cash flows for the nine months ended September 30, 2020. There were no other material impacts to the consolidated balance sheet, consolidated cash flows or consolidated statement of operations resulting from deconsolidation of Strike.

Pro-forma financials have not been presented because the effects were not material to the Company’s consolidated financial position and results of operations for all periods presented. Strike remains a related party to the Company after deconsolidation and there is a long-term receivable from Strike to the Company for $455,545 as of September 30, 2020. There were no transactions between the Company and Strike during the three months ended September 30, 2020.

The information below represents the assets, liabilities and non-controlling interest related to Strike as of July 1, 2020, the deconsolidation date.

July 1, 2020
Assets	$100,698
Liabilities	(427,449)
Non-controlling interest	(468,673)
Accumulated other comprehensive income	141,922

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

On November 26, 2019, the Company entered into the seventh amendment to the loan and security agreement with ACF. This amendment memorialized the acquisition of Coastal Pride, and made Coastal Pride a co-borrower to the facility. Additionally, the seventh amendment waived and reset the covenant default that occurred during 2019, extended the term of the facility to 5 years and is subject to early termination by the lender upon defined events of default. During the nine months ended September 30, 2020, the Company was in violation of its minimum EBITDA covenant as well as exceeding the covenant related to monies advanced to Bacolod by approximately $105,000. The default interest rate increase of 3% was implemented in April 2020.

On May 7, 2020, the Company entered into an eighth amendment to the loan and security agreement with ACF which acknowledged the execution of a Payroll Protection Program loan, provided a reservation of rights related to a default of the minimum EBITDA covenant.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remaining unchanged.

As of September 30, 2020, the line of credit bears interest rate of 12.49%.

As of September 30, 2020, and December 31, 2019, the line of credit had an outstanding balance of approximately $2,548,000 and $6,918,000, respectively.

John Keeler Promissory Notes - Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $2,910,000 as of September 30, 2020 and December 31, 2019. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the ACF working capital line of credit. Principal payments are not allowed under the subordination agreement with ACF that was effective August 31, 2016. No principal payments were made by the Company during the nine months ended September 30, 2020 or the year ended December 31, 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to a company controlled by a shareholder, Kenar Overseas Corp., a company registered in Panama (the “Lender”) the term of which was previously extended to March 31, 2020 after which time, on May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration for Kenar’s agreement to amend the note, on May 27, 2020, the Company issued 1,021,266 shares of its common stock to Kenar. As of the amendment date, the common stock had a value of $2,655,292. The principal amount of the note at September 30, 2020 was $872,500.

The amendment to the Kenar note was analyzed under ASC 470-50 and was determined that it will be accounted for as an extinguishment of the old debt and the new debt recorded at fair value with the new effective interest rate of 18%. Additionally, this treatment resulted in the cost of the modification paid in common stock with a value of $2,655,292 charged to other expense as of the date of the amendment.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15% and matures on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 10% and matures on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% and matures on December 31, 2020. This note may be prepaid in whole or in part without penalty.

Walter Lubkin Jr. Note - Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. To date, no payments have been made under the note since the EBITDA generated by Coastal Pride has not required such payment. This note is subordinate to the ACF working capital line of credit. Principal payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the nine months ended September 30, 2020.

Walter Lubkin III Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principal payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the nine months ended September 30, 2020.

Tracy Greco Convertible Note - Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principal payments are allowed under the subordination agreement with ACF that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the nine months ended September 30, 2020.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $50,786 to John Lubkin as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the ACF working capital line of credit. Principal payments are allowed under the subordination agreement that was effective November 26, 2019 so long as the borrower is not in default under the loan and security agreement with ACF. No principal payments were made by the Company during the nine months ended September 30, 2020.

Payroll Protection Program Loan

On April 17, 2020, the Company issued an unsecured promissory note to US Century Bank in the principal amount of $344,762 related to the CARES Act Payroll Protection Program (“PPP Loan”). This note is fully guaranteed by the Small Business Administration (“SBA”) and may be forgivable provided that certain criteria are met. The note has a two-year maturity and accrues interest at 1% per annum. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 17, 2020. In September 2020, the Company applied for the loan forgiveness by SBA through US Century Bank for the full amount which was granted in November 2020 and was recognized as other income in the consolidated statement of operations for the nine months ended September 30, 2020.

HSBC Loan

On May 13, 2020, the Company through Strike, its former variable interest entity, issued a six-year unsecured promissory note to HSBC Bank plc in the principal amount of $43,788 related to the Bounce Back Loan Scheme, managed by the British Business Bank. This note is fully guaranteed by the UK Secretary of State for Business, Energy and Industrial Strategy and accrues interest at 2.5% per annum. As a result of the deconsolidation of Strike as a VIE during the third quarter of 2020, the note is no longer debt of the Company.

Note 6. Common Stock

On May 27, 2020, the Company sold 5,000 shares at $2.00 per share to one investor in a private offering.

On May 27, 2020, the Company issued 1,021,266 shares to Kenar Holdings at $2.60 per share as payment of a forbearance fee.

On July 1, 2020, the Company entered into an investment banking engagement agreement as amended on October 30, 2020, with Newbridge Securities Corporation. In consideration for advisory services, the Company agreed to issue Newbridge 20,000 shares of common stock on each of July 1, 2020, July 15, 2020 and October 15, 2020. The shares were valued at $2.30, the market price per share of the Company’s common stock on July 1, 2020. The Company recognized the 60,000 shares during the three months ended September 30, 2020 and $34,500 of amortized expense for the issuance.

An aggregate of 14,130 shares of common stock were recorded as a preferred stock dividend on March 31, 2020 and were issued to the Company’s Series A preferred stockholders on September 29, 2020, in accordance with the terms of the Company’s Series A preferred stock.

An aggregate of 12,287 shares of common stock were recorded as a preferred stock dividend on June 30, 2020 and were issued to the Company’s Series A preferred stockholders on September 29, 2020, in accordance with the terms of the Company’s Series A preferred stock.

An aggregate of 13,143 shares of common stock were recorded as a preferred stock dividend on September 30, 2020 and were issued to the Company’s Series A preferred stockholders on September 29, 2020, in accordance with the terms of the Company’s Series A preferred stock.

Note 7. Options

The following table represents option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	3,810,000	$2.00	8.90
Exercisable – December 31, 2019	3,120,000	$2.00	8.90	$-
Granted	-	$-
Forfeited	-	$-
Vested	3,280,000
Outstanding – September 30, 2020	3,810,000	$2.00	8.12
Exercisable – September 30, 2020	3,280,000	$2.00	8.12	$492,000

There was no option activity for the nine months ended September 30, 2020.

Note 8. Warrants

The following table represents warrant activity for the nine months ended September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2019	353,250	$2.40	1.85
Exercisable – December 31, 2019	353,250	$2.40	1.85	$-
Granted	-	$-
Forfeited or Expired	-
Outstanding – September 30, 2020	353,250	$2.40	1.10
Exercisable – September 30, 2020	353,250	$2.40	1.10	$-

There was no warrant activity for the nine months ended September 30, 2020.

Note 9. Commitment and Contingencies

Office lease

The Company leases its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease has a 20-year term, expiring in July 2021. The Company is a guarantor of the mortgage on the facility which had a balance of approximately $1,244,000 at September 30, 2020; the Company’s maximum exposure. Rental income on this lease is sufficient to cover the loan payments under this mortgage. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company does not believe it will be called upon to perform under this guarantee, in accordance with ASC 460, Guarantees.

The Company leases approximately 3,000 square feet in Beaufort, South Carolina for the offices of Coastal Pride. This office space consists of two leases with related parties with approximately 6 years remaining on the leases.

Rental and equipment lease expenses amounted to approximately $188,000 and $176,500 for the nine months ended September 30, 2020 and 2019, respectively.

Note 10. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. During the same month, state governments began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate its spread have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates. The Company has enacted measures to reduce expenses to coincide with the reduction in demand. We do not currently know the full effect of COVID-19 on our operations.

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

Overview

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Since inception, and prior to the Merger, we only engaged in organizational efforts. Following the Merger, we discontinued our prior activities of seeking a business for a merger or acquisition and acquired the business of John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation formed on May 15, 1995 (“Keeler & Co”).

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

In connection with the Merger, the Company changed its name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Keeler & Co, an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products, including crab cakes, finfish and wakame salad.

As a result of the Merger and the related change in our business and operations, a discussion of our past financial results is not pertinent, and under applicable accounting principles the historical financial results of Keeler & Co, the accounting acquirer, prior to the Merger are considered the historical financial results of the Company.

Coastal Pride Acquisition

On November 26, 2019, Keeler & Co. entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation (“Coastal Pride Company”), Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of Keeler & Co., and The Walter F. Lubkin, Jr. Irrevocable Trust dated January 8, 2003, Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride Company merged with and into Coastal Pride, which was the surviving company (the “Coastal Merger”).

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

(iii) three-year 4% convertible promissory notes in the aggregate principal amount of $210,000 (collectively, the “Sellers Notes” and together with the Lubkin Note, the “Notes”), issued by Keeler & Co. to Greco, Lubkin III and Lubkin, pro rata to their ownership of Coastal Pride Company immediately prior to the Merger;

(iv) 500,000 shares of common stock of the Company, issued to Walter Jr. (the “Walter Jr. Shares”); and

(v) an aggregate of 795,000 shares of common stock of the Company, issued to Greco, Walter III and Lubkin, pro rata to their ownership of Coastal Pride Company immediately prior to the Coastal Merger (together with the Walter Jr. Shares, the “Consideration Shares”).

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

As a condition to the waiver by ACF Finco I, LP (“ACF”) of certain events of default under the Loan Agreement and Security Agreement, dated August 31, 2016, as amended, between ACF and Keeler & Co. (the “Loan Agreement”), and consent to the formation of Coastal Pride and the Coastal Merger, Coastal Pride and Keeler & Co. entered into a Joinder and Seventh Amendment to the Loan Agreement which resulted in, among other things, Coastal Pride becoming an additional borrower under the Loan Agreement.

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, in the current year to date, the Company has experienced a significant decrease in revenue as compared to the prior period in 2019.

As a result of the business interruption experienced to date, management has taken steps to reduce expenses across all areas of its operations, including payroll, marketing, sales and warehousing expenses. The extent to which we are affected by COVID-19 will largely depend on future developments and restrictions which may disrupt interactions with customers, suppliers, staff and advisors which cannot be accurately predicted, including the duration and scope of the pandemic, governmental and business responses to the pandemic and the impact on the global economy, our customers’ demand for our products, and our ability to provide our products. We continue to monitor the effects of the pandemic on our business.

Results of Operations

The information set forth below should be read in conjunction with the financial statements and accompanying notes elsewhere in this Report.

Three months ended September 30, 2020 and 2019

Net Revenue. Revenue for the three months ended September 30, 2020 decreased 21.7% to $3,980,151 as compared to $5,081,164 for the three months ended September 30, 2019 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2020 decreased to $3,433,789 as compared to $4,409,567 for the three months ended September 30, 2019. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended September 30, 2020 decreased to $546,362 as compared to $671,507 for the three months ended September 30, 2019. This decrease is directly attributable to a reduction in overall revenue due to the COVID-19 pandemic.

Commissions Expense. Commissions expense decreased from $15,996 for the three months ended September 30, 2019 to $13,620 for the three months ended September 30, 2020. This decrease is due to the lower commissions sales.

Salaries and Wages Expense. Salaries and wages expense decreased to $282,279 for the three months ended September 30, 2020 as compared to $1,014,195 for the three months ended September 30, 2019. This decrease is mainly attributable to the strategic reduction in salaries and option expense for the three months ended September 30, 2020.

Other Operating Expense. Other operating expense decreased by 38.4% from $676,904 for the three months ended September 30, 2019 to $417,281 for the three months ended September 30, 2020. The decrease is attributable the Company’s overhead reduction efforts in all fixed expenses related to its operations to adjust for the reduction in sales due to COVID.

Other Income. Other income increased for the three months ended September 30, 2020 to $355,857 from $0 for the three months ended September 30, 2019. This increase is mainly attributable to the payroll protection program loan forgiveness obtained from US Century Bank.

Interest Expense. Interest expense decreased from $252,650 for the three months ended September 30, 2019 to $188,501 for the three months ended September 30, 2020. The decrease is attributable to a decrease in the loans outstanding from $9,897,629 for the three months ended September 30, 2019 to $7,743,165 for the three months ended September 30, 2020.

Net Income (Loss): The Company had net income of $538 for the three months ended September 30, 2020 as compared to a net loss of $1,288,238 for the three months ended September 30, 2019. The decrease in net loss is primarily attributable to reductions of salaries and wages, interest and other expenses.

Nine months ended September 30, 2020 and 2019

Net Revenue. Revenue for the nine months ended September 30, 2020 decreased 40.3% to $11,416,868 as compared to $19,124,412 for the nine months ended September 30, 2019 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic during the nine months ended September 30, 2020, primarily affecting the first half of 2020.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2020 decreased to $10,464,728 as compared to $16,431,715 for the nine months ended September 30, 2019. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the nine months ended September 30, 2020 decreased to $952,140 as compared to gross profit margin of $2,692,697 for the nine months ended September 30, 2019. This decrease is directly attributable to a reduction in pounds sold due to the COVID-19 pandemic, the reduction in average selling price of the Company’s product, while the Company’s inventory cost on product sold during the period did not fully reflect the drop in value of the commodity.

Commissions Expense. Commissions expense increased from $54,657 for the nine months ended September 30, 2019 to $105,983 for the nine months ended September 30, 2020. This increase is directly attributable to the acquisition of Coastal Pride and its reliance on commissioned sales. Coastal Pride commissions accounted for $85,902 of the total expense for the nine months ended September 30, 2020.

Salaries and Wages Expense. Salaries and wages expense decreased to $932,532 for the nine months ended September 30, 2020 as compared to $3,252,735 for the nine months ended September 30, 2019. This decrease is primarily attributable to the strategic reduction in salaries and stock-based compensation for the nine months ended September 30, 2020.

Other Operating Expense. Other operating expense decreased by 33.4% from $2,117,516 for the nine months ended September 30, 2019 to $1,409,336 for the nine months ended September 30, 2020. The decrease is attributable the Company’s overhead reduction efforts in all fixed expenses related to its operations.

Other Income. Other income increased for the nine months ended September 30, 2020 to $511,770 from $0 for the nine months ended September 30, 2019. This increase is mainly attributable to the payroll protection program loan forgiveness obtained from US Century Bank as well as tariff and prepaid tax reimbursements.

Other Expense. Other expense increased by $2,655,292 for the nine months ended September 30, 2020 from $0 for the nine months ended September 30, 2019, which represents a one-time, non-cash expense related to the issuance of common stock as a forbearance fee.

Interest Expense. Interest expense decreased from $748,120 for the nine months ended September 30, 2019 to $704,809 for the nine months ended September 30, 2020. This decrease is attributable to a decrease in the average loans outstanding from $10,639,066 as of September 30, 2019 to $9,326,049 as of September 30, 2020.

Net Loss: The Company had a net loss of $4,344,042 for the nine months ended September 30, 2020 as compared to a net loss of $3,480,331 for the nine months ended September 30, 2019. The increase in net loss is primarily attributable to non-cash other expense related to a forbearance fee of $2,655,292 during the nine months ended September 30, 2020. Not considering this expense, net loss would have decreased from $3,480,331 for the nine months ended September 30, 2019 to $1,688,750 for the nine months ended September 30, 2020 as a result of a decrease in non-cash stock compensation expense from $2,015,700 for the nine months ended September 30, 2019 to $104,534 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

The Company had cash of $68,288 as of September 30, 2020, of which $60,461 was restricted cash. At September 30, 2020, the Company had a working capital deficit of $4,341,802 including $2,910,136 in stockholder loans that are subordinated to ACF, and the Company’s primary sources of liquidity consisted of inventory of $2,125,012 and accounts receivable of $1,424,898.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. Despite the increase in the Company’s net income in the three months ended September 30, 2020, the Company is not able to estimate the possible continuing effects of the COVID-19 outbreak on its operations or financial condition for the next 12 months.

Working Capital Line of Credit

The Company entered into the Loan Agreement for a $14,000,000 revolving line of credit with ACF on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital. The Loan Agreement was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, and November 26, 2019 and May 7, 2020 and is secured by all of the assets of Keeler & Co. The line of credit bears interest at a rate equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of September 30, 2020, the line of credit bears interest at the rate of 12.49%.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of September 30, 2020, approximately $2,910,000 of principal remains outstanding and approximately $131,000 of interest was paid under the notes. These notes have been subordinated to ACF and are subject to certain restrictions pursuant to a subordination agreement with ACF. After satisfaction of the terms of the subordination, the Company can prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

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

On May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 (unless extended to September 30, 2021 at the Lender’s sole option), (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) to reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company issued 1,021,266 shares of its common stock to Kenar on May 27, 2020. The outstanding principal amount of the Kenar Note at September 30, 2020 was $872,500.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLC, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 15% per annum, and matured on March 31, 2020. On April 1, 2020 the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrues interest at the rate of 10% per annum and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures December 31, 2020. This note may be prepaid in whole or in part without penalty.

Payroll Protection Program Loan

On April 17, 2020, the Company issued an unsecured promissory note to US Century Bank in the principal amount of $344,762 related to the CARES Act Payroll Protection Program (“PPP Loan”). The note accrues interest at 1% per annum, matures two years from the date of issuance and is fully guaranteed by the Small Business Administration and may be forgiven provided certain criteria are met. The Company is required to make monthly payments of approximately $19,401 beginning November 17, 2020. In September 2020, the Company applied for the loan forgiveness by SBA through US Century Bank for the full amount which was granted on November 16, 2020.

Cash Provided by Operating Activities. Cash provided by operating activities during the nine months ended September 30, 2020 was $3,944,053 as compared to cash provided by operating activities of $942,066 for the nine months ended September 30, 2019. The increase is attributable to a reduction in inventory of $5,521,953 for the nine months ended September 30, 2020.

Cash Utilized for Investing Activities. Cash used for investing activities for the nine months ended September 30, 2020 was $54,351 as compared to $8,860 used for investing activities for the nine months ended September 30, 2019. The increase was attributable to fixed assets purchases and deconsolidation of a variable interest entity.

Cash utilized in Financing Activities. Cash utilized in financing activities for the nine months ended September 30, 2020 was $4,040,924 as compared to cash utilized from financing activities of $1,000,051 for the nine months ended September 30, 2019. Reduction of the Company’s revolving working capital line of credit utilized of $4,369,474 was partially offset by the proceeds from the PPP and HSBC loans of $344,762 and $43,788, respectively, for the nine months ended September 30, 2020, compared to cash utilized by the working capital line of credit of $2,087,460, offset by $1,100,000 generated from related party notes for the nine months ended September 30, 2019.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

● We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function; and

● We plan to hire a chief financial officer as currently the Company’s chief executive officer fills the role of the Company’s principal executive officer and principal financial officer. Until such time, our corporate controller with significant experience in the preparation of the financial statements in conformity with GAAP and technical accounting expertise assists in the preparation of our financial statements.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be party to legal proceedings that arise in the ordinary course of business. There are currently no pending legal proceedings, individually or in the aggregate, that we believe will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

On September 22, 2020, the Company issued an aggregate of 40,000 shares to Newbridge Securities Corporation and its affiliates as compensation under an investment banking and corporate advisory agreement.

On September 29, 2020, the Company issued an aggregate of 39,560 shares of common stock to Series A preferred stockholders as a common stock dividend for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: November 16, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2020	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

