Form 10-K
period 2020-12-31
Blue Star Foods Corp.
filed 2021-04-15
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,344,524.00.

As of April 15, 2021, there were 19,633,161 shares of the registrant’s common stock outstanding.

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”) and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”).

PART I

ITEM 1. BUSINESS

History

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Since inception and prior to the Merger (as defined below), we only engaged in organizational efforts. Following the Merger, we discontinued our prior activities of seeking a business for a merger or acquisition. In connection with the Merger, we changed our name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Keeler & Co., which was formed on May 15, 1995.

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

Offering

Concurrently with the closing of the Merger, we closed a private placement offering (the “Offering”) in which we sold an aggregate of 725 units of our securities (the “Units”) at a purchase price of $1,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s 8% Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”) and a three-year warrant (the “Warrant”) to purchase one-half of one share of common stock for every share of common stock that would be received upon conversion of a share of Series A Stock (the “Warrant Shares”), at an exercise price of $2.40. The Series A Stock is convertible into shares (the “Conversion Shares”) of the Company’s common stock, at a conversion rate of $2.00 per share (the “Conversion Rate”). We issued 353,250 Warrant Shares in the Offering, which Warrant Shares are exercisable independently of any conversion of Series A Stock. The net proceeds of the Offering were used by the Company for general corporate purposes.

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

Changes to the Board of Directors and Executive Officers

On the Closing Date of the Merger, the then-current directors and Chief Financial Officer and Chief Executive Officer of the Company resigned from all such positions as directors and officers of the Company and were replaced by new officers and directors.

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

Redemption from Pre-Merger Holders

In connection with the Merger, the Company redeemed an aggregate of 9,250,000 shares of Common Stock from the Company’s Pre-Merger Holders for cancellation by the Company (the “Share Redemption”) and, as a result, the stockholders retained an aggregate of 750,000 shares of common stock after the Merger (the “Retained Shares”), representing a value of $1.5 million. The shares were redeemed in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

Our authorized capital stock currently consists of 100,000,000 shares of Common Stock, and 5,000,000 shares of the preferred stock, of which 10,000 shares have been designated as Series A Stock. Our Common Stock is not traded on any exchange. Our Common Stock has been quoted on the OTC pink sheets under the symbol “BSFC” since February 18, 2020. Currently, there is a limited trading market for our Common Stock.

Coastal Pride Acquisition

On November 26, 2019, Keeler & Co., Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation, Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of Keeler & Co. (the “Acquisition Subsidiary” and, upon the effective date of the Coastal Merger, the “Surviving Company), and The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride Company, Inc. immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride Company, Inc. merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Pursuant to the terms of the Coastal Merger Agreement, the following consideration was paid by Keeler & Co.: (i) an aggregate of $394,622 in cash; (ii) a five-year 4% promissory note in the principal amount of $500,000 (the “Lubkin Note), issued by Keeler & Co. to Walter Lubkin Jr. (“Walter Jr.”); (iii) three-year 4% convertible promissory notes in the aggregate principal amount of $210,000 (collectively, the “Sellers Notes” and together with the Lubkin Note, the “Notes”), issued by Keeler & Co. to Greco, Lubkin III and Lubkin, pro rata to their ownership of Coastal Pride Company, Inc. immediately prior to the Coastal Merger; (iii) 500,000 shares of common stock of the Company, issued to Walter Lubkin, Jr. (the “Walter Jr. Shares”); and (iii) an aggregate of 795,000 shares of common stock of the Company, issued to Greco, Lubkin III and Lubkin, pro rata to their ownership of Coastal Pride Company, Inc. immediately prior to the Coastal Merger (together with the Walter Jr. Shares, the “Consideration Shares”).

The Notes are subject to a right of offset against the Sellers’ indemnification obligations as described in the Coastal Merger Agreement and are subordinate and subject to prior payment of all indebtedness of John Keeler under the Loan Agreement with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”).

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

ACF Finco I, LP (“ACF”) and Keeler & Co. were parties to a loan and security agreement, originally dated as of August 31, 2016. As a condition to ACF’s waiver of certain events of default under the Loan Agreement, and consent to the formation of the Acquisition Subsidiary and the Coastal Merger, the Acquisition Subsidiary and Keeler & Co. entered into the Joinder and Seventh Amendment to the Loan Agreement which resulted, among other things, in Coastal Pride becoming an additional borrower under the Loan Agreement. On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (the “Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”), and the loan with ACF was extinguished.

Company Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. The crab meat which we import is processed in 13 plants throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

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

Competitive Strengths - Sustainable and Traceable Product Sourcing

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

Our warehouse facility in Miami, Florida is the only crab meat facility audited by the BRC (graded A++) in the U.S.

Proprietary Brands

We have created several brands of crab meat that are well regarded amongst our customers and are differentiated by product quality and price point.

●	Blue Star is packed with only high quality Portunus Pelagicus species crab and is produced under exacting specifications and quality control requirements.

●	Pacifika is a quality brand for the price conscious end-user. The Portunus Haanii crab meat is packed in China and is ideal for upscale plate presentations.

●	Oceanica is made from the Portunus Haanii crab, which is caught and processed in Vietnam. It is an affordable choice to help reduce food cost without sacrificing the look and taste of dishes.

●	Crab + Go Premium Seafood is geared towards millennials as part of the trend toward prepackaged grab and go items. The product is packaged in flexible foil pouches.

●	Lubkin Brand is packed with good quality Portunus Pelagicus specie crab in the Philippines and Indonesia.

●	First Choice is a quality brand packed with Portunus Haanii crab from Malaysia.

●	Good Stuff is a premium brand packed with the high quality Callinectes specie crab from Mexico.

●	Fresh Brand is packed with Callinectes Sapidus crab from Venezuela and the United States.

Eco-Friendly Packaging

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

Industry Overview

The international seafood industry is going through a period of rapid change as it strives to meet the needs of a growing population around the world, where food consumption habits are evolving. We believe there are powerful trends emerging in the developing world, including a growing demand for animal-based protein, as well as and in the developed world where there is an increased awareness and focus on sustainable sourcing and protecting marine ecosystems.

Population Growth and Global Seafood Consumption

●	The United Nations estimates that there will be close to 9.7 billion people on our planet by the year 2050, a significant increase from the existing population estimates of 7.7 billion. (1)

(1)	United Nations – Department of Economic and Social Affairs (2019)

●	As the population has grown, so has per capita consumption. Per capita food fish consumption grew from 9.0 kg (live weight equivalent) in 1961 to 20.5 kg in 2018, by about 1.5% per year. (2)

(2)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2020”.

Sources of Seafood

●	Global total capture fishery production in 2018 reached 96.4 million tons, an increase of 5.4 percent from the average of the previous three years, of which 84.4 million tons from marine waters and 12.0 million tons from inland waters. (3)

(3)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2020”.

●	Global aquaculture production in 2018 reached 114.5 million tons in live weight, of which 51.3 million tons came from inland aquaculture. (4)

(4)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2020”.

Seafood Industry Participants

●	The mix of parties involved in seafood varies from the local village fisherman, to large, international, vertically-integrated seafood companies.

●	The total number of fishing vessels in the world in 2018 is estimated at about 4.6 million, with the fleet in Asia being the largest, consisting of 3.1 million vessels and accounting for 68 percent of the global fleet, followed by the Americas (14%), Europe (10%), Africa (7%), and Oceania (1%). (5)

(5)	Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2020”.

Growth Strategy

We intend to grow the business organically and through strategic acquisitions.

Organic growth – We believe that allocating additional capital to our existing business plan will allow us to continue to meet growing demand from end-customers for seafood products. The Company also currently intends to enter the recirculation aquaculture systems (“RAS”) space with high value seafood species such as Steel Head Salmon and Soft-Shell Blue Crab.

Acquisitions – We also currently intend to evaluate strategic acquisitions in the fragmented seafood industry. We believe that such potential acquisitions may add value in several ways, including geographical diversification and new anchor category specifies offerings, as well as operational and price synergies.

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

Lubkin Brand is packed with quality Portunus Pelagicus specie crab in the Philippines and Indonesia.

First Choice is a quality brand packed with Portunus Haanii crab meat from Malaysia.

Good Stuff is a premium brand packed with high quality Callinectes specie crab from Mexico.

Coastal Pride Fresh Brand is packed with Callinectes Sapidus from Venezuela and the United States.

Grab + Go Premium Seafood is geared towards millennials as part of the trend toward pre-packaged, grab-and-go items. The product is packaged in flexible foil pouches.

Suppliers

We purchase crab meat directly from 13 processors with which we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved HACCP Plan. Additionally, all suppliers are certified grade A by the BRC and are audited annually to ensure safety and quality.

The Company had five suppliers which accounted for approximately 65% of the Company’s total purchases during the year ended December 31, 2020. These five suppliers are located in the United States, Indonesia, Sri Lanka, Mexico and the Philippines, which accounted for approximately 93% of the Company’s total purchases during the year. During 2020, the Company purchased inventory from two non-affiliated Indonesian suppliers that made up the balance of 25% of the supply concentration.

Sales, Marketing and Distribution

The Company’s products are sold in the United States and Canada. Its primary current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Mexico, Malaysia, Sri-Lanka, China, the Philippines and Vietnam and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, and Lubkin’s Coastal Pride, First Choice, Good Stuff, Coastal Pride Fresh.

The Company has a sales team based throughout the United States who sell directly to customers most of whom are in the food service and retail industry and also manage a network of regional and national brokers, that cover both the retail and wholesale segments. The sales team and brokers help to pull the products through the system by creating demand at the end user level and pulling the demand through our distributor customers. The Company sells to retail customers either directly or via distributors that specialize in the retail segment.

The Company does not own its own fleet of trucks and utilizes less than truckload freight shipping (“LTL”) national freight carriers to deliver its products to its customers. LTL is used for the transportation of small freight or when freight does not require the use of an entire trailer. When shipping LTL, the Company pays for a portion of a standard truck trailer, and other shippers and their shipments fill the unoccupied space.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry throughout the United States. We sell our crab meat to our customers through purchase orders. For the year ended December 31, 2020, sales to food distributors and retail and wholesale clubs accounted for 63% of our revenue. The balance of our revenue derived from smaller seafood distributors and value-added processors.

The Company had three customers which accounted for approximately 26% of revenue during the year ended December 31, 2020. Outstanding receivables from these customers accounted for approximately 19% of the total accounts receivable as of December 31, 2020. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

In addition to our patents, we also rely upon trade secrets, know-how, trademarks, copyright protection and continuing technological and licensing opportunities to develop and maintain our competitive position. We monitor the activities of our competitors and other third parties with respect to their use of intellectual property. We require our employees to execute confidentiality and non-competition agreements upon commencing employment with us. Despite these safeguards, any of our know-how or trade secrets not protected by a patent could be disclosed to, or independently developed by, a competitor.

It is our standard practice to require our employees to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Borrowings under our loan and security agreement with Lighthouse are secured by substantially all of our personal property, including our intellectual property.

The following is a list of our patents:

Title	Country	Patent No. OR Publication No	Issue Date	Application No.	Application Date
POUCH-PACKAGED CRABMEAT PRODUCT AND METHOD	US	2015/0257426 A1		14/205,742	3/12/2014
METHOD FOR PACKAGING CRABMEAT	US	8445046 B2	5/21/2013	13/681,027	11/19/2012
METHOD FOR PACKAGING CRABMEAT	US	8337922 B2	12/25/2012	10/691,480	10/21/2003
METHOD FOR PACKAGING CRABMEAT	EPC	1526091 B1			10/21/2004
	TH	28,256
	PH	1-2005-000216
	ID	21261

Our patents expire 20 years from the date of issuance which range from year 2007 to 2015.

The following is a list of our registered trademarks and trademarks for which we have filed applications.

Mark	Registration No	Registration Date	Application No.	Application Date
AMERICA’S FAVORITE CRABMEAT	2961590	6/7/05	78344059	12/22/03
ECO-FRESH	4525998	5/6/14	77922376	1/28/10
	3858522	10/5/10	77885209	12/3/09
	3818057	7/13/10	77885203	12/3/09
OCEANICA	3711200	11/17/09	77595180	10/17/08
	2419060	1/9/01	75855876	11/19/19
Lubkin’s Coastal Pride	2879531	8/31/04	78289067	8/19/03
Lubkin’s Good Stuff	N/A	N/A	87919629	5/14/18
Lubkin’s First Choice	H/A	N/A	88645685	10/8/19

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

Food Safety and Labeling

We are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the FDA. The FSMA was enacted in order to aid the effective prevention of food safety issues in the food supply. This comprehensive and evolving regulatory program impacts how food is grown, packed, processed, shipped and imported into the United States and it governs compliance with Good Manufacturing Practices regulations (“GMPs”). The FDA has finalized seven major rules to implement FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to make clear specific actions that must be taken at each of these points to prevent contamination. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, and criminal sanctions, any of which could impact our results of operations.

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

Anticorruption

Because we are organized under the laws of a state and our principal place of business is in the United States, we are considered a “domestic concern” under the Foreign Corrupt Practices Act (“FCPA”) and are covered by the anti-bribery provisions of the FCPA. The provisions prohibit any domestic concern and any officer, director, employee, or agent, acting on behalf of the domestic concern from paying or authorizing payment of anything of value to (i) influence any act or decision by a foreign official; (ii) induce a foreign official to do or omit to do any act in violation of his/her lawful duty; (iii) secure any improper advantage; or (iv) induce a foreign official to use his/her influence to assist the payor in obtaining or retaining business, or directing business to another person.

Environmental Regulation

We are subject to a number of federal, state, and local laws and other requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including the discharge of pollutants into the air and water; the identification, generation, storage, handling, transportation, disposal, recordkeeping, labeling, and reporting of, and emergency response in connection with, hazardous materials (including asbestos) associated with our operations; noise emissions from our facilities; and safety and health standards, practices, and procedures that apply to the workplace and the operation of our facilities.

Employees

As of April 15, 2021, we have sixteen full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

Selective acquisitions currently form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services or products that are complementary to our core business. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from management. Future acquisitions would also expose us to potential risks, including risks associated with the assimilation of new operations, services and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions and potential loss of, or harm to, relationships with employees as a result of integration of new businesses. The diversion of our management’s attention and any difficulties encountered in any integration process could have a material adverse effect on our ability to manage our business.

The value of crab meat is subject to fluctuation which may result in volatility of our results of operations and the value of an investment in the Company.

Our business is dependent upon the sale of a commodity which value is subject to fluctuation. Our net sales and operating results vary significantly due to the volatility of the value of the crab meat that we sell which may result in the volatility of the market price of our common stock.

A material decline in the population and biomass of crab meat that we sell in the fisheries from which we obtain our crab meat would materially and adversely affect our business.

The population and biomass of crab meat are subject to natural fluctuations which are beyond our control and which may be exacerbated by disease, reproductive problems or other biological issues and may be affected by changes in weather and the global environment. The overall health of a crab or other fish is difficult to measure, and fisheries management is still a relatively inexact science. Since we are unable to predict the timing and extent of fluctuations in the population and biomass of our products, we are unable to engage in any measures that might alleviate the adverse effects of these fluctuations. Any such fluctuation which results in a material decline in the population and biomass in the fisheries from which we obtain our crab meat would materially and adversely affect our business. Our operations are also subject to the risk of variations in supply.

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

We compete with major integrated seafood companies such as Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., and Twin Tails Seafood Corp. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours or have stronger marketing and distribution channels than we do. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability. An increase in imported products in the United States at low prices could also negatively affect our profitability.

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

We do not have long-term agreements with many of our customers and suppliers.

Many of our customers and suppliers operate through purchase orders. Though we have long-term business relationships with many of our customers and suppliers and alternative sources of supply for key items, we do not have long-term agreements with such customers and suppliers and cannot be sure that any of these customers or suppliers will continue to do business with us on the same basis or on terms that are favorable to us. The termination or modification of any of these relationships may adversely affect our business, financial performance and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

The report from our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

COVID-19 has caused significant disruptions to the global financial markets which severely impacts our ability to raise additional capital.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this Annual Report. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. Additionally, the continued spread of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts and address competitive developments;

●	provide for supply and inventory costs;

●	fund development and marketing efforts of any future products or additional features to then-current products;

●	acquire, license or invest in new technologies;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	the effect of competing market developments;

●	costs related to international expansion; and

●	the continuing effects of COVID-19.

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

We incur additional costs as a result of operating as a public company and our management must devote time to public company compliance.

To comply with the requirements of being a public company, we need to undertake various actions, including maintaining internal controls and procedures. As a public company, we incur additional legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules implemented by the SEC, and the OTC Markets. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time monitoring and complying with public company reporting obligations which may causes us to incur additional legal and financial compliance costs and make some activities more time consuming.

Our loan and security agreement with Lighthouse contains operating and financial covenants that may restrict business and financing activities of our subsidiaries, Keeler & Co. and Coastal Pride.

Borrowings under our loan and security agreement with Lighthouse are secured by substantially all of our personal property, including our intellectual property. Our loan and security agreement contains affirmative and negative covenants which restricts our wholly-owned subsidiary, Keeler & Co. and its subsidiary, Coastal Pride’s ability to, among other things:

●	dispose of or sell its assets;

●	make material changes in its business;

●	merge with or acquire other entities or assets;

●	incur additional indebtedness;

●	create liens on its assets;

●	pay dividends; and

●	make investments.

The operating and financial restrictions and covenants in our loan and security agreement, as well as any future financing agreements into which we may enter, may restrict the ability to finance operations and engage in, expand or otherwise pursue business activities and strategies. Our ability to comply with these covenants may be affected by events beyond our control, and future breaches of any of these covenants could result in a default under our loan and security agreement. If not waived, future defaults could cause all of the outstanding indebtedness under our loan and security agreement to become immediately due and payable and terminate all commitments to extend further credit.

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

Our success depends on the skills, experience and performance of John Keeler, our Executive Chairman and Chief Executive Officer. The individual and collective efforts of such individual will be important as we continue to develop and expand our commercial activities. The loss or incapacity of Mr. Keeler could negatively impact our operations if we experience difficulties in hiring qualified successors. Qualified employees periodically are in great demand and may be unavailable in the time frame required to satisfy our customers’ requirements. Expansion of our business could require us to employ additional personnel. There can be no assurance that we will be able to attract and retain sufficient numbers of skilled employees in the future. The loss of personnel or our inability to hire or retain sufficient personnel at competitive rates could impair the growth of our business.

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

We face risks associated with our international business.

Our international business operations are subject to a variety of risks, including:

●	difficulties with managing foreign and geographically dispersed operations;

●	having to comply with various U.S. and international laws, including export control laws and the FCPA, and anti-money laundering laws;

●	changes in uncertainties relating to foreign rules and regulations;

●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import product;

●	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;

●	fluctuations in foreign currency exchange rates;

●	imposition of limitations on production, sale or export in foreign countries;

●	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;

●	imposition of differing labor laws and standards;

●	economic, political or social instability in foreign countries and regions;

●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us;

●	difficulties in recruiting and retaining personnel, and managing international operations;

●	less developed infrastructure; and impositions on operations as a result of the COVID-19 pandemic.

If we expand into other target markets, we cannot assure you that our expansion plans will be realized, or if realized, be successful. We expect each market to have particular regulatory and funding hurdles to overcome and future developments in these markets, including the uncertainty relating to governmental policies and regulations, could harm our business. If we expend significant time and resources on expansion plans that fail or are delayed, our reputation, business and financial condition may be harmed.

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

We conduct a significant portion of our activities, including administration and data processing, at facilities located in Southern Florida that have experienced major hurricanes and floods which could affect our facilities, significantly disrupt our operations, and delay or prevent product shipment during the time required to repair, rebuild or replace damaged processing facilities. Our suppliers in Southeast Asia are also vulnerable to natural disasters which could disrupt their operations and their ability to supply product to us. If any of our customers’ facilities are negatively impacted by a disaster, product shipments could be delayed. Additionally, customers may delay purchases of products until operations return to normal. Even if we and/or our suppliers are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.

Risks Related to Intellectual Property

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products, services and brand, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in countries in which our products are sold. Also, although we have registered our trademark in various jurisdictions, our efforts to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Litigation might be necessary to protect our intellectual property rights and any such litigation may be costly and may divert our management’s attention from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. Although we are not aware of any of such litigation, we have no insurance coverage against litigation costs, and we would be forced to bear all litigation costs if we cannot recover them from other parties. All foregoing factors could harm our business, financial condition, and results of operations. Any unauthorized use of our intellectual property could harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined against us, could adversely affect our business and subject us to significant liability to third parties.

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties. Holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to us and that we rely upon that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management. These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents and other intellectual property rights in the United States and elsewhere. If we do not adequately protect our intellectual property, competitors may be able to use our processes and erode or negate any competitive advantage we may have, which could harm our business.

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

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

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

The FDA and other government agencies regulate, among other things, with respect to our products and operations:

●	design, development and manufacturing;

●	testing, labeling, content and language of instructions for use and storage;

●	product safety;

●	marketing, sales and distribution;

●	record keeping procedures;

●	advertising and promotion;

●	recalls and corrective actions; and

●	product import and export.

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

The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We continue to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls could negatively impact the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our Common Stock may not be able to be eligible for quotation on the OTC Markets or meet the eligibility requirements for the NASDAQ Stock Market.

We are required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with certain of these rules, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the first annual report required to be filed with the SEC following the date, we are no longer an “emerging growth company” as defined in the JOBS Act depending on whether we choose to rely on certain exemptions set forth in the JOBS Act. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which could harm our business.

The price of our Common Stock may be volatile and may be influenced by numerous factors, some of which are beyond our control.

Factors that could cause volatility in the market price of our Common Stock include:

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

In the future, we may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of the then current stockholders. We are authorized to issue an aggregate of 100,000,000 shares of common stock and 5,000,000 shares of “blank check” preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the common stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with the capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

There is currently a limited market for our Common Stock and an investor may be unable to resell shares of our Common Stock at times and prices believed appropriate.

Our Common Stock has been quoted on the OTC pink sheets under the symbol “BSFC” since February 18, 2020. Currently, there is a limited trading market for our Common Stock and a more active market for our Common Stock may never develop. Accordingly, our Common Stock is highly illiquid, and an investor may experience difficulty buying and selling shares at times and prices that they may desire. Trading in stocks quoted on the OTC pink sheet market is often thin and characterized by wide fluctuations in trading prices. Moreover, the OTC pink sheets is not a stock exchange, and trading of securities is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a national stock exchange.

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

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including:

●	variations in the level of expenses related to future development plans;

●	fluctuations in value of the underlying commodity;

●	inability to procure sufficient quantities to meet demand due to the scarcity of the product available from its suppliers;

●	level of underlying demand for our products and any other products we sell;

●	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

●	regulatory developments affecting us or our competitors; and

●	the continuing effects of the COVID-19 pandemic.

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

As of the date of this filing, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 79% of our Common Stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our Common Stock.

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

We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future therefore capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

We have never declared or paid cash dividends on our Common Stock. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. In addition, our current loan and security agreement with Lighthouse contains, and our future loan arrangements, if any, may contain, terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. As a result, capital appreciation, if any, of our Common Stock will be your sole source of gain for the foreseeable future.

Risks Related to the COVID-19 pandemic

We may experience disruptions of or restrictions on our operations as a result of the COVID-19 pandemic.

The current COVID-19 pandemic has adversely affected our business operations, including disruptions or restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could continue to affect demand for our products and significantly impact our operating results.

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

We may not be entitled to forgiveness of our recently received PPP Loan, and our application for the PPP Loans could in the future be determined to have been impermissible or could result in damage to our reputation.

On March 2, 2021, we received proceeds of $371,944 from a loan under the Paycheck Protection Program of the CARES Act, a portion or all of which may be forgiven, which we used to retain current employees, maintain payroll and make lease and utility payments. The PPP Loan matures on March 1, 2026 and bears annual interest at a rate of 1.0%. Commencing on the date that is the latter of (i) the date that is the 10th month after the end of the Company’s PPP Loan covered period (as described below) and (ii) assuming the Company has applied for PPP Loan forgiveness within the period described in clause (i), the date on which SBA remits the loan forgiveness amount on the Company’s PPP Loan to the PPP lender (or notifies such lender that no loan forgiveness is allowed), we are required to pay the lender equal monthly payments of principal and interest as required to fully amortize by March 1, 2026, any principal amount outstanding on the PPP Loan as of June 2, 2022. A portion or all of the PPP Loan may be forgiven by the SBA upon our application and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, covered mortgage interest and covered utilities during the twenty-four-week period or, if elected by the Company, the eight-week period beginning on the date the loan is advanced. Not more than 40% of the forgiven amount may be for non-payroll costs. The amount of the PPP Loan eligible to be forgiven may be limited due to declines in headcount, whether voluntary or involuntary, or if salaries and wages for employees with salaries of $100,000 or less annually are reduced by more than 25% as compared to the period of January 1, 2020 through March 31, 2020. We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, in accordance with the amortization schedule described above. There can be no assurances that we will be eligible for loan forgiveness, that we will ultimately apply for forgiveness, or that any amount of the PPP Loan will ultimately be forgiven by the SBA.

In order to apply for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital and believe that we satisfied all eligibility criteria for the PPP Loan, and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good-faith belief that given our Company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 2. PROPERTIES

We leased approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility for $16,916 per month from John Keeler Real Estate Holding, Inc. (“Keeler Real Estate”), a corporation owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of our Executive Chairman, John Keeler. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated. In connection with the sale, the Company will retain approximately 4,756 square feet of such space, rent-free for the next 12 months. We believe this space will be adequate for our immediate and near-term needs. Coastal Pride leases 1,106 square feet of office space in Beaufort, South Carolina under a lease that expires in 2024.

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

On December 26, 2019, the Company entered into lock-up and resale restriction agreements with fifteen shareholders with respect to an aggregate of 16,074,939 shares of Common Stock, which provide, among other things, that the shareholder may not until June 26, 2020 (the “Lock-Up Period”), sell or transfer in any way, the shares of Common Stock held by such shareholder, except that each shareholder may sell 1,000 shares of Common Stock per month during the Lock-Up Period.

Holders

As of April 15, 2021, there were 19,633,161 shares of Common Stock outstanding held by 51 stockholders of record.

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements. Our Loan and Security Agreement with Lighthouse contains terms prohibiting or limiting the amount of dividends that may be declared or paid on our Common Stock. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,810,000	(1)	2.00	3,660,000
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a 10-year option to purchase 3,120,000 shares of common stock at an exercise price of $2.00 per share granted to Christopher Constable, our former chief financial officer and director (ii) 10-year options to purchase an aggregate of 665,000 shares of common stock at an exercise price of $2.00 per share to certain employees, and (iii) 10-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $2.00 per share to certain contractors under the 2018 Plan.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On December 24, 2020, the Company issued 55,814 shares of common stock to the designee of a law firm in lieu of legal fees owed to such firm for services provided to the Company.

On December 24, 2020, the Company issued an aggregate of 60,000 shares of common stock to Newbridge Securities Corporation and its affiliates as compensation under an investment banking and corporate advisory agreement.

On December 30, 2020, the Company issued 796,650 shares of common stock to a third party designated by John Keeler pursuant to a debt repayment agreement with Mr. Keeler as repayment for an aggregate principal amount of $1,593,300 due under four demand promissory notes.

On December 31, 2020, the Company issued an aggregate of 52,286 shares of common stock to Series A preferred stockholders as a common stock dividend for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020.

On February 8, 2021, the Company issued 25,000 shares to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On March 30, 2021, the Company issued 10,465 shares of common stock to the designee of a law firm for services provided to the Company.

On March 31, 2021, the Company issued 11,975 shares of common stock to Series A preferred stockholders as a common stock dividend for the quarter ended March 31, 2021.

On March 31, 2021, the Company issued 5,000 shares to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

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

Recent Developments

On March 29, 2021, the board of directors increased the size of the Company’s Board from two to five members and appointed Jeffrey J. Guzy, Timothy McLellan and Trond Ringstad as directors, effective April 12, 2021, to fill the vacancies created by such increase.

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a significant decrease in revenue in the year ended December 31, 2020 as compared to the year ended December 31, 2019.

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

The audited financial statements for our fiscal year ended December 31, 2020 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Net Sales. Revenue for the twelve months ended December 31, 2020 decreased 40.8% to $14,111,368 as compared to $23,829,463 for the twelve months ended December 31, 2019 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic during the twelve months ended December 31, 2020, primarily affecting the first half of 2020.

Cost of Goods Sold. Cost of goods sold for the twelve months ended December 31, 2020 decreased to $12,623,576 as compared to $20,610,000 for the twelve months ended December 31, 2019. The decrease is primarily attributable to the revenue decline.

Gross Profit. Gross profit for the twelve months ended December 31, 2020 decreased to $1,487,792 as compared to gross profit of $3,219,463 for the twelve months ended December 31, 2019. This decrease is attributable to a reduction in poundage sold due to the COVID-19 pandemic, the reduction in the average selling price of the Company’s product, while the Company’s inventory cost of product sold during the period did not fully reflect the drop in value of the commodity.

Gross Profit Margin. Gross profit margin for the twelve months ended December 31, 2020 decreased to 10.5% as compared to 13.5% for the twelve months ended December 31, 2019. This reduction is attributable to revenue and the gross profit decline.

Commissions Expenses. Commissions expenses decreased from $106,671 for the twelve months ended December 31, 2019 to $96,594 for the twelve months ended December 31, 2020. The decrease is attributable to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages decreased to $1,286,879 for the twelve months ended December 31, 2020 as compared to $3,897,541 for the twelve months ended December 31, 2019. This decrease is primarily attributable to the strategic reduction in salaries and stock-based compensation for the twelve months ended December 31, 2020.

Depreciation and Amortization. Depreciation and amortization expense increased to $268,341 for the twelve months ended December 31, 2020 as compared to $215,089 for the twelve months ended December 31, 2019. The increase is attributable to purchases of fixed assets and corresponding depreciation recognized during the twelve months ended December 31, 2020.

Other Operating Expense. Other operating expenses decreased 44.5% to $1,639,484 for the twelve months ended December 31, 2020 as compared to $2,953,069 for the twelve months ended December 31, 2019. The decrease is attributable the Company’s overhead reduction efforts in all fixed expenses related to its operations.

Other Income. Other income increased to $891,667 for the twelve months ended December 31, 2020 from $0 for the twelve months ended December 31, 2019. This increase is primarily attributable to the payroll protection program loan forgiveness obtained from US Century Bank, sale of equipment and tariff and prepaid tax reimbursements.

Forbearance Fee Expense (Non-Cash). Forbearance fee expense increased to $2,655,292 for the twelve months ended December 31, 2020 from $0 for the twelve months ended December 31, 2019, which represents a one-time, non-cash expense related to the issuance of common stock as a forbearance fee.

Interest Expense. Interest expense decreased to $870,303 for the twelve months ended December 31, 2020 as compared to $1,068,796 for the twelve months ended December 31, 2019. This decrease is attributable to a decrease in the aggregate principal amount of loans outstanding to $8,158,106 as of December 31, 2020 from $11,510,968 as of December 31, 2019.

Net Loss. The Company had a net loss of $4,437,434 for the twelve months ended December 31, 2020 as compared to the net loss of $5,021,703 for the twelve months ended December 31, 2019. The decrease in net loss is primarily attributable to reduction in salaries and wages, interest and other operating expenses. Net loss as of December 31, 2020 includes a non-cash expense related to a forbearance fee of $2,655,292 and not considering this expense, net loss would have decreased to $1,782,142 for the twelve months ended December 31, 2020.

Cash Provided by Operating Activities. Cash provided by operating activities during the twelve months ended December 31, 2020 was $4,575,575 as compared to cash provided of $1,577,164 for the twelve months ended December 31, 2019, representing an increase of $2,998,411. The increase is primarily attributable to a decrease in the net loss of $584,269 for the twelve months ended December 31, 2020. Cash generated from Accounts Receivable for the twelve months ended December 31, 2020 decreased $1,574,929 as compared to the twelve months ended December 31, 2019, while cash generated from Inventory increased $4,219,232 for the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019. Cash used in Accounts Payable activities increased $1,415,648 for the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019. The Company used $14,049 for the twelve months ended December 31, 2020 in advances from Bacolod as compared to usage of $146,316 for the twelve months ended December 31, 2019.

Cash Provided by (Used in) Investing Activities. Cash provided by investing activities for the twelve months ended December 31, 2020 was $343,237 as compared to $269,705 cash used in investing activities for the twelve months ended December 31, 2019. The Company received $407,198 in cash proceeds from the sale of equipment for the twelve months ended December 31, 2020.

Cash Used in Financing Activities. Cash used in financing activities for the twelve months ended December 31, 2020 was $4,800,635 as compared to cash used in financing activities of $1,509,014 for the twelve months ended December 31, 2019. The primary use of cash was a reduction in the outstanding line of credit with ACF of $5,112,061 for the twelve months ended December 31, 2020, as compared to a decrease of $1,347,648 for the twelve months ended December 31, 2019.

Liquidity and Capital Resources

The Company had cash of $337,687 as of December 31, 2020, of which $282,043 was restricted cash. At December 31, 2020, the Company had a working capital deficit of $2,527,059 including $1,299,712 in stockholder loans that were subordinated to ACF as compared to a working capital deficit of $2,786,086 at December 31, 2019, including $2,910,136 in stockholder loans. The Company’s primary sources of liquidity consisted of inventory of $1,832,661 and accounts receivable of $1,082,468 at December 31, 2020. The decrease in working capital was due primarily to a decrease of inventory of $6,151,831 and accounts receivable of $988,895, and the decrease of accounts payable of $1,920,976 and related party notes payable of $1,610,424 as compared to a decrease in the working capital line of credit of $5,112,061.

The Company has historically financed its operations through the cash flow generated from operations, loans from stockholders and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. The Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes that the COVID-19 outbreak will have a negative impact the ability to raise financing and access capital.

Working Capital Line of Credit

The Company entered into a $14,000,000 revolving line of credit with ACF on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital to the Company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020 and was secured by all of the assets of Keeler & Co. The interest rate under the line of credit was equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of December 31, 2020, the interest rate was 12.48%.

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 borrowed from Lighthouse to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of December 31, 2020, approximately $1,299,000 of principal remains outstanding and approximately $174,000 of interest was paid under the notes. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (“Kenar”). The note bears interest at the rate of 18% per annum during the initial four months which rate will increase to 24% during any extension thereof. The note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Chief Executive Officer and Executive Chairman pledged 5,000,000 shares of common stock to secure the Company’s obligations under the note. The Kenar Note matured on July 26, 2019 and was extended on a month-to-month basis and on November 19, 2019, the Kenar Note was extended to March 31, 2020 on the same terms and conditions.

On May 21, 2020, the Kenar Note was amended to (i) extend the maturity date to March 31, 2021, (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company issued 1,021,266 shares of Common Stock to Kenar on May 27, 2020. The outstanding principal amount of the note at December 31, 2020 was $872,500.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder of the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 15% per annum and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021.

Paycheck Protection Program Loan

On April 17, 2020, the Company received proceeds of $344,762 and issued an unsecured promissory note to US Century Bank in the principal amount of $344,762 in connection with the Payroll Protection Program of the CARES Act (“PPP Loan”). The note accrues interest at 1% per annum, matures two years from the date of issuance and is fully guaranteed by the Small Business Administration (“SBA”) and may be forgiven provided certain criteria are met. The Company is required to make monthly payments of approximately $19,401 beginning November 17, 2020. In September 2020, the Company applied for the loan forgiveness by SBA through US Century Bank for the full amount which was granted on November 16, 2020.

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. The Company may apply for forgiveness after August 17, 2021 and may be required to make monthly payments of approximately $8,500 beginning June 2, 2022.

Critical Accounting Policies and Estimates

Valuation of Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with an acquisition. Other intangible assets include customer relationships, non-compete agreements, and trademarks. For goodwill, our policy is to assess for impairment at year-end. For other intangible assets with definite lives, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.

Annually, we assess the recoverability of goodwill and indefinite-lived intangibles by determining whether the fair values exceed the carrying values of these assets. Our testing may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

When using a quantitative test, we arrive at our estimates of fair value using a discounted cash flow analysis. Our assessment for impairment of goodwill and definitive-lived intangible assets compared the fair value of the reporting unit to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on our year-end 2020 annual impairment analysis for goodwill and intangibles assets, we concluded that it is more likely than not that the fair value of goodwill and intangible assets exceeded its carrying value. No impairment was recorded for goodwill and intangible assets.

The fair value conclusions as of December 31, 2020 are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, among others, all of which require significant judgments by management.

Fair value of the reporting unit is therefore determined using significant unobservable inputs, or level 3 in the fair value hierarchy. The Company has used recent historical performance, current forecasted financial information, and broad-based industry and economic statistics as a basis to estimate the key assumptions utilized in the forecasted cash flow model. These key assumptions are inherently uncertain and require a high degree of estimation and judgment and are subject to change based on future changes, industry and global economic and geo-political conditions, and the timing and success of the implementation of current strategic initiatives. The impact of the COVID-19 pandemic on estimated future cash flows is uncertain and will largely depend on the outcome of future events, which could result in goodwill impairments going forward.

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

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike the Gold Foods, Ltd. (“Strike”), a related party entity which holds the Company’s inventory on consignment in United Kingdom (see Note 3). The Company evaluated its interest in Strike and determined that Strike is a VIE due to the Company’s implicit interest in Strike and the fact that Strike and the Company were under common control after the transfer of the controlling interest. Moreover, the Company determined that it is the primary beneficiary of Strike due to the fact that the Company had both the power to direct the activities that most significantly impact Strike and the obligation to absorb losses or the right to receive benefits from Strike. Therefore, the Company consolidated Strike in its financial statements as of April 1, 2014, the effective date of the controlling interest transfer.

During the third quarter of 2020, the Company determined that Strike was no longer a VIE because there was a verbal agreement with Strike that terminated the original agreement to hold the inventory on consignment and Strike has not engaged in transactions with the Company or its subsidiaries in 2020.

The Company also evaluated its interest in three related party entities that are under common control with the Company, Bacolod, Bicol Blue Star Export Co. (“Bicol”) and John Keeler Real Estate Holding (“JK Real Estate”), in light of ASC 810. The Company purchased inventory from Bacolod, an exporter of pasteurized crab meat out of the Philippines. The Company purchased inventory, via Bacolod, from Bicol. The Company leased its office and warehouse facility from JK Real Estate, a landlord that is a related party through common family beneficial ownership until December 31, 2020.

The Company determined that Bacolod and Bicol are not VIE’s as they do not meet the criteria to be considered a VIE per ASC 810. The Company does not directly or indirectly absorb any variability of Bacolod or Bicol. The relationship between the Company and Bacolod and Bicol is strictly a supplier/customer relationship. Moreover, Bacolod and Bicol have other customers besides the Company which will allow them to sustain their operations from selling their inventory to their other customers. As the Company concluded that Bacolod and Bicol are not VIE’s and the Company is not deemed their primary beneficiary, Bacolod or Bicol is not consolidated with the Company’s financial statements.

The Company no longer leases its office and warehouse facility from JK Real Estate and no longer guarantees the mortgage on the facility. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at the Company’s warehouse facility as well as public cold storage facilities and merchandise in transit from suppliers. The cost of inventory is primarily determined using the specific identification method. Inventory is valued at the lower of cost or net realizable value, cost being determined using the first-in, first-out method.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $522,000 and $1,958,000 as of December 31, 2020 and December 31, 2019, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of approximately $71,400 for the year ended December 31, 2020 as compared to $40,784 for the year ended December 31, 2019.

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

As of December 31, 2020, and December 31, 2019, the balance due from Bacolod for future shipments was approximately $1,300,000 and $1,286,000, respectively. No new purchases have been made from Bacolod since November 2020. Cost of revenue related to inventories purchased from Bacolod represented approximately $1,280,000 and $9,531,000 of total cost of revenue for the twelve months ended December 31, 2020 and 2019, respectively.

Revenue Recognition

Effective with the January 1, 2018 adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the associated ASUs (collectively, “Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer by receipt of purchase orders and confirmations sent by the Company which includes a required line of credit approval process, (2) identify the performance obligations in the contract which includes shipment of goods to the customer FOB shipping point or destination, (3) determine the transaction price which initiates with the purchase order received from the customer and confirmation sent by the Company and will include discounts and allowances by customer if any, (4) allocate the transaction price to the performance obligations in the contract which is the shipment of the goods to the customer and transaction price determined in step 3 above and (5) recognize revenue when (or as) the entity satisfies a performance obligation which is when the Company transfers control of the goods to the customers by shipment or delivery of the products.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2020. Our leases generally have terms that range from three years for equipment and six to seven years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

December 31, 2020
Assets
Operating lease assets	$99,472

Liabilities
Current	$29,337
Operating lease liabilities
Noncurrent
Operating lease liabilities	$69,844

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2020

Cash used in operating activities:
Operating leases	$156,582
ROU assets recognized in exchange for lease obligations:
Operating leases	$28,137

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2020
Weighted-average remaining lease term
Operating leases	3.39 years
Weighted-average discount rate
Operating leases	4.3%

Maturities of lease liabilities as of December 31, 2020, were as follows:

Operating Leases

2021	33,552
2022	33,552
2023	26,474
2024	15,060
2025	-
Thereafter	-
Total lease payments	108,638
Less: amount of lease payments representing interest	(9,457)
Present value of future minimum lease payments	$99,181
Less: current obligations under leases	$(29,337)
Non-current obligations	$69,844

Recently Adopted Accounting Pronouncements

ASU 2019-12 Income Taxes (Topic 740)

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

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Star Foods Corp and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

April 15, 2021

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2020	2019

ASSETS
CURRENT ASSETS
Cash and cash equivalents (including VIE $8,725 for 2019)	$55,644	$153,904
Restricted cash	282,043	41,906
Accounts receivable, net (including VIE $20,321 for 2019)	1,082,468	2,071,363
Inventory, net (including VIE $95,441 for 2019)	1,832,661	7,984,492
Advances to related party	1,299,984	1,285,935
Other current assets (including VIE $3,679 for 2019)	176,925	242,700
Total Current Assets	4,729,725	11,780,300
RELATED PARTY LONG-TERM RECEIVABLE	455,545	-
FIXED ASSETS, net	20,064	61,908
RIGHT OF USE ASSET	99,472	1,206,931
INTANGIBLE ASSETS, net
Trademarks	788,614	845,278
Customer relationships	1,145,831	1,241,667
Non-compete agreements	29,171	39,167
Total Intangible Assets	1,963,616	2,126,112
GOODWILL	445,395	445,395
OTHER ASSETS	108,088	125,418
TOTAL ASSETS	$7,821,905	$15,746,064
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals (including VIE $30,649 for 2019)	$1,607,490	$3,528,466
Working capital line of credit	1,805,907	6,917,968
Current maturities of lease liabilities	29,337	136,952
Current maturities of related party long-term notes	195,000	100,364
Related party notes payable	972,500	972,500
Related party notes payable - Subordinated	1,299,712	2,910,136
Other current liabilities	1,346,838	-
Total Current Liabilities	7,256,784	14,566,386
LONG -TERM LIABILITY
Long-term lease liability	69,844	1,089,390
Related party long-term notes	515,000	610,000
TOTAL LIABILITIES	7,841,628	16,265,776
STOCKHOLDERS’ DEFICIT
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of December 31, 2020 and December 31, 2019	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,580,721 shares issued and outstanding as of December 31, 2020, and 17,589,705 shares issued and outstanding as of December 31, 2019	1,958	1,761
Additional paid-in capital	13,488,836	8,789,021
Accumulated deficit	(13,510,517)	(8,952,466)
Total Blue Star Foods Corp. Stockholders’ Deficit	(19,723)	(161,684)
Non-controlling interest	-	(476,250)
Accumulated other comprehensive income (VIE)	-	118,222
Total VIE’s Deficit	-	(358,028)
TOTAL STOCKHOLDERS’ DEFICIT	(19,723)	(519,712)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,821,905	$15,746,064

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2020	2019

REVENUE, NET	$14,111,368	$23,829,463

COST OF REVENUE	12,623,576	20,610,000

GROSS PROFIT	1,487,792	3,219,463

COMMISSIONS	96,594	106,671
SALARIES AND WAGES	1,286,879	3,897,541
DEPRECIATION AND AMORTIZATION	268,341	215,089
OTHER OPERATING EXPENSES	1,639,484	2,953,069

LOSS FROM OPERATIONS	(1,803,506)	(3,952,907)

OTHER INCOME	891,667	-
FORBEARANCE FEE EXPENSE (NON-CASH)	(2,655,292)	-
INTEREST EXPENSE	(870,303)	(1,068,796)

NET LOSS	(4,437,434)	(5,021,703)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	7,577	(35,417)

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(4,445,011)	$(4,986,286)

DIVIDEND ON PREFERRED STOCK	113,040	113,041

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP COMMON STOCKHOLDERS	$(4,558,051)	$(5,099,327)

COMPREHENSIVE LOSS:

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	23,700	50,141

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	$31,277	$14,724

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(4,445,011)	$(4,986,286)

INCOME TAX EXPENSE	(1,122)	(4,413)

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(4,443,889)	$(4,990,699)

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP	$(4,443,889)	$(4,990,699)

Loss per basic and diluted common share:
Basic net loss per common share	$(0.25)	$(0.31)
Basic weighted average common shares outstanding	18,257,491	16,201,766
Fully diluted net loss per common share	$(0.25)	$(0.31)
Fully diluted weighted average common shares outstanding	18,257,491	16,201,766

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2020

	Series A Pref Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2018	1,413	-	16,023,164	1,603	3,404,774	(3,853,139)	(446,762)	(372,752)	(819,514)

Common stock issued for cash	-	-	16,000	2	31,998	-	32,000	-	32,000

Cancellation of issued shares for cash	-	-	(5,000)	(1)	(9,999)	-	(10,000)	-	(10,000)

Common stock issued for service	-	-	198,521	20	397,022	-	397,042	-	397,042

Common stock incentive issued to employees	-	-	5,500	1	10,999	-	11,000	-	11,000

Common stock issued for Coastal Pride Acquisition	-	-	1,295,000	130	2,589,870	-	2,590,000	-	2,590,000

Stock based compensation	-	-	-	-	2,251,322	-	2,251,322	-	2,251,322

Series A preferred 8% dividend issued in common stock	-	-	56,520	6	113,035	(113,041)	-	-	-

Net Loss	-	-	-	-	-	(4,986,286)	(4,986,286)	(35,417)	(5,021,703)

Comprehensive loss	-	-	-	-	-	-	-	50,141	50,141

December 31, 2019	1,413	-	17,589,705	1,761	8,789,021	(8,952,466)	(161,684)	(358,028)	(519,712)

Stock based compensation	-	-	-	-	139,380	-	139,380	-	139,380

Common stock issued for cash	-	-	5,000	-	10,000	-	10,000	-	10,000

Common stock issued for service	-	-	115,814	12	188,988	-	189,000	-	189,000

Common stock issued to related party lender for forbearance	-	-	1,021,266	100	2,655,192	-	2,655,292	-	2,655,292

Common stock issued to settle related party notes	-	-	796,650	80	1,593,220	-	1,593,300	-	1,593,300

Series A preferred 8% dividend issued in common stock	-	-	52,286	5	113,035	(113,040)	-	-	-

Net Loss	-	-	-	-	-	(4,445,011)	(4,445,011)	7,577	(4,437,434)

Deconsolidation of Strike the Gold Foods, Ltd.	-	-	-	-	-	-	-	326,751	326,751

Comprehensive loss	-	-	-	-	-	-	-	23,700	23,700

December 31, 2020	1,413	-	19,580,721	1,958	13,488,836	(13,510,517)	(19,723)	-	(19,723)

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,437,434)	$(5,021,703)
Adjustments to reconcile net loss to net cash provided in operating activities:
Stock based compensation	139,380	2,262,322
Common stock issued for service	69,000	397,042
Common stock issued for forbearance fee	2,655,292	-
Depreciation of fixed assets	33,367	66,012
Amortization of intangible assets	162,496	20,380
Amortization of loan costs	72,478	128,696
Lease expense	175,699	149,861
Bad debt expense	13,293	-
Allowance for inventory obsolescence	71,487	-
Gain on PPP loan forgiveness	(344,762)	-
Gain on termination of lease	(38,819)	-
Gain on sale of equipment	(343,181)	-
Changes in operating assets and liabilities:
Receivables	942,656	2,517,585
Inventories	6,023,473	1,804,241
Advances to affiliated supplier	(14,049)	(146,316)
Other current assets	63,315	(12,930)
Right of use liability	(156,582)	(130,450)
Other assets	14,852	-
Accounts payable and accruals	(1,873,224)	(457,576)
Other current liabilities	1,346,838	-
Net Cash Provided by Operating Activities	4,575,575	1,577,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of variable interest entity	(8,421)	-
Net cash paid for acquisition	-	(260,667)
Proceeds from sale of fixed assets	407,198	-
Purchases of fixed assets	(55,540)	(9,038)
Net Cash Provided by (Used in) Investing Activities	343,237	(269,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	10,000	22,000
Proceeds from working capital line of credit	6,775,660	21,545,968
Proceeds from related party notes payable	-	1,100,000
Proceeds from HSBC loan	43,788	-
Proceeds from PPP loan	344,762	-
Repayments of working capital line of credit	(11,887,721)	(23,993,616)
Repayments of related party notes payable	(17,124)	(127,500)
Principal payments of long-term debt	-	(30,866)
Payments of loan costs	(70,000)	(25,000)
Net Cash Used in Financing Activities	(4,800,635)	(1,509,014)

Effect of Exchange Rate Changes on Cash	23,700	50,141

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	141,877	(151,414)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	195,810	347,226

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$337,687	$195,810

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A preferred 8% dividend issued in common stock	113,040	113,041
Operating lease assets recognized in exchange for operating lease liabilities	28,137	1,257,751
Shares issued for partial payment of accounts payable	120,000	-
Shares issued for partial payment of notes payable - related party	1,593,300	-
Shares issued for acquisition	-	2,590,000
Related party notes recognized from business acquisition	-	710,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$725,693	$1,068,796

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

Note 1. Company Overview

Located in Miami, Florida, Blue Star Foods Corp. (“we”, “our”, the “Company”) is a sustainable seafood company. The Company’s main operating business, John Keeler & Co., Inc. has been in business for approximately twenty-five years. The Company was formed under the laws of the State of Delaware. The current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States, Canada and Europe under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh.

On November 8, 2018, the sole shareholder of John Keeler & Co., Inc., John Keeler, executed an Agreement and Plan of Merger and Reorganization with Blue Star Foods Corp. (formerly A.G. Acquisition Group II, Inc.) and Blue Star Acquisition Corp. pursuant to which he exchanged his 500 shares, par value $1.00 per share in John Keeler & Co., Inc. for 15,000,000 shares, par value $0.0001 per share of the then outstanding 16,015,000 outstanding shares. As part of the merger, the net liabilities existing in the company as of the date of the merger totaling approximately $2,400 were converted to equity. The prior owners of Blue Star Foods Corp. received 750,000 shares of common stock as part of this transaction, and various service providers received 265,000 shares as compensation for their work on the transaction resulting in an expense and additional paid in capital of $530,001. Additionally, there were 725 Series A Preferred shares and 181,250 warrants issued to private placement offering investors for a total capital contribution of $725,000, 688 Series A Preferred shares and 172,000 warrants issued for settlement with prior investors which had a fair value of $688,000 and $81,353 respectively. Upon the close of the merger, there were 3,120,000 options to purchase common stock issued to Christopher Constable, the Company’s then Chief Financial Officer. Additionally, Carlos Faria, the Company’s then Chief Executive Officer, held options to purchase 104 shares of John Keeler & Co., Inc. prior to the merger. These options were immediately converted at closing to an option to purchase 3,120,000 shares of common stock in the Company.

The Merger was accounted for as a “reverse merger” and recapitalization since, immediately following the completion of the transaction, the holders of John Keeler & Co., Inc.’s stock had effective control of Blue Star Foods Corp. In addition, John Keeler & Co., Inc. had control of the combined entity through control of the Board by designating all four of the board seats. Additionally, all of John Keeler & Co., Inc.’s officers and senior executive positions continued as management of the combined entity after consummation of the Merger. For accounting purposes, John Keeler & Co., Inc. was deemed to be the accounting acquirer in the transaction and, consequently, the transaction has been treated as a recapitalization of Blue Star Foods Corp. Accordingly, John Keeler & Co., Inc.’s assets, liabilities and results of operations are the historical financial statements of the registrant, and the John Keeler & Co., Inc.’s assets, liabilities and results of operations have been consolidated with Blue Star Foods Corp effective as of the date of the closing of the Merger. No step-up in basis or intangible assets or goodwill was recorded in this transaction.

On November 26, 2019, John Keeler & Co., Inc., a Florida corporation (the “Purchaser”), and wholly-owned direct subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation, Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of the Purchaser (the “Acquisition Subsidiary” and, upon the effective date of the Merger, the “Surviving Company), and The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride Company, Inc. immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride Company, Inc. merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Pride Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, John Keeler & Co, Inc. a wholly owned subsidiary, and Coastal Pride Seafood, LLC (“Coastal Pride”), a wholly owned subsidiary of John Keeler & Co., Inc. All intercompany balances and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with an acquisition. Other intangible assets include customer relationships, non-compete agreements, and trademarks. The Company reviews its finite-lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

Impairments are recorded as impairment charges in the Company’s Consolidated Statements of Operations and Comprehensive Loss, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets when they occur. In accordance with its policies, the Company performed an assessment of its finite-lived intangibles and goodwill and determined there was no impairment for the years ended December 31, 2020 and 2019.

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

Effective April 1, 2014, the Company’s stockholder was transferred the controlling interest of Strike the Gold Foods, Ltd. (“Strike”), a related party entity which holds the Company’s inventory on consignment in United Kingdom (see Note 3). The Company evaluated its interest in Strike and determined that Strike is a VIE due to the Company’s implicit interest in Strike and the fact that Strike and the Company were under common control after the transfer of the controlling interest. Moreover, the Company determined that it is the primary beneficiary of Strike due to the fact that the Company had both the power to direct the activities that most significantly impact Strike and the obligation to absorb losses or the right to receive benefits from Strike. Therefore, the Company consolidated Strike in its financial statements starting as of April 1, 2014, the effective date of the controlling interest transfer.

During the third quarter of 2020, the Company determined that Strike was no longer a VIE because there was a verbal agreement with Strike that terminated the original agreement to hold the inventory on consignment and Strike has not engaged in transactions with the Company or its subsidiaries in 2020.

The Company also evaluated its interest in three related party entities that are under common control with the Company, Bacolod Blue Star Export Corp. (“Bacolod”), Bicol Blue Star Export Co. (“Bicol”) and John Keeler Real Estate Holding (“JK Real Estate”), in light of ASC 810. The Company purchases inventory from Bacolod, an exporter of pasteurized crab meat out of the Philippines. The Company purchased inventory, via Bacolod, from Bicol. The Company leased its office and warehouse facility from JK Real Estate, a landlord that is a related party through common family beneficial ownership until December 31, 2020. (see Note 7)

The Company determined that Bacolod and Bicol are not VIE’s as they do not meet the criteria to be considered a VIE per ASC 810. The Company does not directly or indirectly absorb any variability of Bacolod or Bicol. The relationship between the Company and Bacolod and Bicol is strictly a supplier/customer relationship (see Advances to Suppliers and Related Party accounting policy). Moreover, Bacolod and Bicol have other customers besides the Company which will allow them to sustain their operations from selling their inventory to their other customers. As the Company concluded that Bacolod and Bicol are not VIE’s and the Company is not deemed their primary beneficiary, Bacolod or Bicol is not consolidated with the Company’s financial statements.

The Company no longer leases its office and warehouse facility from JK Real Estate and no longer guarantees the mortgage on the facility and therefore is no longer considered a VIE. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated.

Cash, Restricted Cash and Cash Equivalents

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The Company considers any cash balance in the lender designated cash collateral account as restricted cash. All cash proceeds must be deposited into cash collateral account, and will be cleared and applied to the line of credit. The Company has no access to this account, and the purpose of the funds is restricted to repayment of the line of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$55,644	$153,904
Restricted cash	282,043	41,906
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$337,687	$195,810

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

Receivables are net of estimated allowances for doubtful accounts and sales return and allowances. They are stated at estimated net realizable value. As of December 31, 2020, and 2019, the Company recorded sales return and allowances and refund liability of approximately $62,800 and $59,100, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2020 and 2019.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at the Company’s warehouse facility as well as public cold storage facilities and merchandise in transit from suppliers. The cost of inventory is primarily determined using the specific identification method. Inventory is valued at the lower of cost or net realizable value, cost being determined using the first-in, first-out method.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $522,000 and $1,958,000 as of December 31, 2020 and December 31, 2019, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of approximately $71,400 and $40,800 for the years ended December 31, 2020 and December 31, 2019.

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

As of December 31, 2020, and 2019, the balance due from the related party for future shipments was approximately $1,300,000 and $1,286,000, respectively. No new purchases have been made from Bacolod since November 2020. Cost of revenue related to inventories purchased from Bacolod represented approximately $1,280,000 and $9,531,000 of total cost of revenue for the twelve months ended December 31, 2020 and 2019, respectively.

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

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2020 and 2019, the Company believes the carrying values of its long-lived assets are recoverable and as such, the Company did not record any impairment.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. Dollars. The assets and liabilities held by the Company’s previous VIE had a functional currency other than the U.S. Dollar. In the third quarter of 2020, the VIE was assessed as no longer being a VIE. The VIE results were translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. The VIE’s revenue and expenses were translated into U.S. Dollars at the average rates that prevailed during the period. The rates used in the financial statements as presented for December 31, 2020 and 2019 were 1.260 and 1.337 US dollar to UK pound sterling, respectively. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately $23,700 and $50,100 for the years ended December 31, 2020 and December 31, 2019, respectively.

Revenue Recognition

Effective with the January 1, 2018 adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” and the associated ASUs (collectively, “Topic 606”), the Company recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer by receipt of purchase orders and confirmations sent by the Company which includes a required line of credit approval process, (2) identify the performance obligations in the contract which includes shipment of goods to the customer FOB shipping point or destination, (3) determine the transaction price which initiates with the purchase order received from the customer and confirmation sent by the Company and will include discounts and allowances by customer if any, (4) allocate the transaction price to the performance obligations in the contract which is the shipment of the goods to the customer and transaction price determined in step 3 above and (5) recognize revenue when (or as) the entity satisfies a performance obligation which is when the Company transfers control of the goods to the customers by shipment or delivery of the products.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2020. Our leases generally have terms that range from three years for equipment and six to seven years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

December 31, 2020
Assets
Operating lease assets	$99,472

Liabilities
Current	$29,337
Operating lease liabilities
Noncurrent
Operating lease liabilities	$69,844

Supplemental cash flow information related to leases were as follows:

Twelve Months Ended December 31, 2020

Cash used in operating activities:
Operating leases	$156,582
ROU assets recognized in exchange for lease obligations:
Operating leases	$28,137

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2020
Weighted-average remaining lease term
Operating leases	3.39 years
Weighted-average discount rate
Operating leases	4.3%

Maturities of lease liabilities as of December 31, 2020, were as follows:

Operating Leases

2021	33,552
2022	33,552
2023	26,474
2024	15,060
2025	-
Thereafter	-
Total lease payments	108,638
Less: amount of lease payments representing interest	(9,457)
Present value of future minimum lease payments	$99,181
Less: current obligations under leases	$(29,337)
Non-current obligations	$69,844

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $7,200 and $81,700, for the years ended December 31, 2020 and 2019, respectively.

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

Customer Concentration

The Company had three customers which accounted for approximately 26% of revenue in the year ended December 31, 2020. The Company had three customers which accounted for 46% of revenue during the years ended December 31, 2019. Outstanding receivables from these customers accounted for approximately 19% of the total accounts receivable as of December 31, 2020 and 2019. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had five suppliers which accounted for approximately 65% of the Company’s total purchases during the year ended December 31, 2020. These five suppliers are located in the United States, Indonesia, Sri Lanka, Mexico and the Philippines, which accounted for approximately 93% of the Company’s total purchases during the year. During 2020, the Company purchased inventory from two non-affiliated Indonesian suppliers that made up the balance of 25% of the supply concentration.

The Company had two suppliers which accounted for approximately 42% of the Company’s total purchases during the year ended December 31, 2019, and a one-time purchase from a United States based supplier that accounted for approximately 21% of purchases. The two suppliers are located in two countries, Indonesia, and the Philippines, which accounted for approximately 65% of the Company’s total purchases during the year ended December 31, 2019. These suppliers included Bacolod, a related party, which accounted for approximately 27% of the Company’s total purchases during the year ended December 31, 2019.

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

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Footnote 6 - Series A Convertible Preferred Stock, as of December 31, 2020 and 2019, 1,413 shares of Preferred Stock could be converted into 706,500 shares of common stock. As further described in Footnote 7 – Options & Warrants, as of December 31, 2020 and 2019, 3,120,000 and 3,280,000 options may be exercised, respectively, and 353,250 warrants are exercisable.

As there was a net loss for the years ended December 31, 2020 and December 31, 2019, basic and diluted losses per share each year are the same.

Stock-Based Compensation

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

Related Parties

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

As of December 31, 2020, and 2019, there was approximately $392,000 and $350,900 in interest paid to related parties notes payable. See Note 6 Debt and Note 4 Consolidation of Variable Interest Entity for further information.

Reclassifications

Certain amounts in prior year have been reclassified to conform to the current year presentation.

Income Taxes

Prior to November 8, 2018, the Company was taxed under the provisions of subchapter S of the Internal Revenue Code. Under these provisions, the Company did not pay corporate federal income taxes on its taxable income but was liable for Florida corporate income taxes and Texas Franchise Tax. The shareholder was liable for individual income taxes on the Company’s taxable income. Post-merger, the Company files consolidated federal and state income tax returns.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2020 or 2019.

Recently Adopted Accounting Pronouncements

ASU 2019-12 Income Taxes (Topic 740)

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

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. Although the company has positive cash flow from operations for the year ended December 31, 2020, the Company incurred a net loss of $4,437,434, has an accumulated deficit of $13,510,517 and working capital deficit of $2,257,059, inclusive of $1,299,712 in subordinated stockholder debt. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the third quarter of 2020, the Company determined that Strike was no longer a VIE because there was a verbal agreement with Strike that terminated the original agreement to hold Company inventory on consignment and Strike has not engaged in transactions with the Company or its subsidiaries in 2020. In addition, as of July 1, 2020, the Company neither directly or indirectly absorbs any variability of Strike nor holds the power to direct the activities of Strike that most significantly impact its economic performance and Strike was also able to finance its activities without financial support from the Company. The Company deconsolidated Strike on July 1, 2020 and the income and loss for the VIE is recognized in the Company’s income statement through the deconsolidation date. As a result of such deconsolidation, the Company no longer recognizes the carrying value of the noncontrolling interest as a component of total shareholder’s equity resulting in a reduction of $468,673 of noncontrolling interest and $141,922 from accumulated other comprehensive income on its consolidated balance sheet. Further, the Company derecognized approximately $8,421 of effect of exchange rate changes on cash of Strike as of July 1, 2020 which is reflected in its consolidated statement of cash flows for the twelve months ended December 31, 2020. There is no other material impact on the Company’s consolidated balance sheet, consolidated cash flows or consolidated statement of operations resulting from deconsolidation of Strike.

Pro-forma financials have not been presented because the effects were not material to the Company’s consolidated financial position and results of operations for all periods presented. Strike remains a related party to the Company after deconsolidation and there is a long-term receivable from Strike to the Company for $455,545 as of December 31, 2020. There were no transactions between the Company and Strike since November 2020.

The information below represents the assets, liabilities and non-controlling interest related to Strike as of July 1, 2020, the deconsolidation date, and December 31, 2019.

July 1, 2020
Assets	$100,698
Liabilities	(427,449)
Non-controlling interest	(468,673)
Accumulated other comprehensive income	141,922

December 31, 2019
Assets	$128,166
Liabilities	30,649
Non-controlling interest	(476,250)

Note 5. Fixed Assets, Net

Fixed assets comprised the following at December 31:

	2020	2019
Computer equipment	$90,707	$82,240
Warehouse and refrigeration equipment	-	157,839
Leasehold improvements	4,919	4,919
Total	95,626	244,998
Less: Accumulated depreciation	(75,562)	(183,090)
Fixed assets, net	$20,064	$61,908

For the years ended December 31, 2020 and 2019, depreciation expense totaled approximately $33,200 and $66,000, respectively. On December 2020, our warehouse and refrigeration equipment was sold to an unrelated party for $407,198 and the Company recorded gain on the sale of the equipment of $343,181.

Note 6. Debt

Working Capital Line of Credit

On August 31, 2016, the Company entered into a $14,000,000 revolving line of credit pursuant to a loan and security agreement with ACF Finco I, LP (“ACF”), the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company. This facility was secured by all assets of John Keeler & Co., Inc. and was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020.

Interest on the line of credit was equal to the greater of 3 Month LIBOR rate plus 9.25%, the Prime rate plus 6.0% or a fixed rate of 6.5%.

The ACF line of credit agreement was subject to the following terms:

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

On November 26, 2019, Inc. the Company entered into the seventh amendment to the loan and security agreement with ACF. This amendment memorialized the acquisition of Coastal Pride and made Coastal Pride a co-borrower to the facility. Additionally, the seventh amendment waived and reset the covenant default that occurred during 2019 and extended the term of the facility to 5 years and is subject to early termination by the lender upon defined events of default. During the year ended December 31, 2020, the Company was in violation of its minimum EBITDA covenant as well as exceeding the covenant related to monies advanced to Bacolod by approximately $105,000. The default interest rate increase of 3% was implemented in April 2020.

On May 7, 2020, the Company entered into an eighth amendment to the loan and security agreement with ACF which acknowledged the execution of a Payroll Protection Program loan and provided a reservation of rights related to a default of the minimum EBITDA covenant.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remain unchanged.

As of December 31, 2020, the line of credit bears interest rate of 12.48%.

As of December 31, 2020, and 2019, the line of credit had an outstanding balance of approximately $1,805,000 and $6,918,000, respectively.

The Company amortizes loan costs on a straight-line basis, which approximates the interest method, over the term of the credit facility. The Company added loan costs associated with the working capital lines of credit of approximately $70,000 and $25,000 for the twelve months ended December 31, 2020 and 2019, leaving balances in the asset of $2,992 and $5,470, respectively, net of approximately $585,000 and $513,000 of accumulated amortization as of December 31, 2020 and 2019, respectively. The Company recorded amortization expense of approximately $72,000 and $129,000 during the years ended December 31, 2020 and 2019, respectively.

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (the “Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”) and the loan with ACF was extinguished.

John Keeler Promissory Notes - Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $1,299,700 and $2,910,000 as of December 31, 2020 and 2019, respectively. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the working capital line of credit. Principal payments were not permitted under the subordination agreement with ACF, that was effective August 31, 2016. During 2020, a principal payment of approximately $17,000 was made. An additional principal settlement of $1,593,300 was made in December 2020 by the issuance of 796,650 shares of common stock to the noteholder. No principal payments were made by the Company during 2019.

Kenar Note

On March 26, 2019, the Company issued a four-month promissory note in the principal amount of $1,000,000 (the “Kenar Note”) to Kenar Overseas Corp., a company registered in Panama (“Kenar”), the term of which was previously extended to March 31, 2020 after which time, on May 21, 2020, the Kenar Note was amended to (i) set the maturity date at March 31, 2021 , (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration for Kenar’s agreement to amend the note, on May 27, 2020, the Company issued 1,021,266 shares of common stock to Kenar. The outstanding principal amount of the note at December 31, 2020 was $872,500.

The amendment to the Kenar Note was analyzed under ASC 470-50 and was determined that it will be accounted for as an extinguishment of the old debt and the new debt recorded at fair value with the new effective interest rate of 18%. Additionally, this treatment resulted in the cost of the modification paid in common stock with a value of $2,655,292 charged to other expense as of the date of the amendment as a non-cash forbearance fee.

Interest expense for the Kenar Note totaled approximately $177,700 during the year ended December 31, 2020.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15% and matured on March 31, 2020. On April 1, 2020 the Company paid off the November 15, 2019 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021.

Interest expense for the Lobo Note totaled approximately $11,200 during the year ended December 31, 2020.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the acquisition of Coastal Pride Company, Inc. The note bears and interest rate of 4% per annum. The note is payable quarterly based on an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal during the 3 months did not warrant a principal payment. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during 2020.

Interest expense for the Walter Lubkin Jr. note totaled approximately $20,100 during the year ended December 31, 2020.

Walter Lubkin III Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during 2020.

Interest expense for the Walter Lubkin III note totaled approximately $3,500 during the year ended December 31, 2020.

Tracy Greco Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during 2020.

Interest expense for the Tracy Greco note totaled approximately $2,800 during the year ended December 31, 2020.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $50,786 to John Lubkin as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during 2020.

Interest expense for the John Lubkin note totaled approximately $2,000 during the year ended December 31, 2020.

Payroll Protection Program Loan

On April 17, 2020, the Company issued an unsecured promissory note to US Century Bank in the principal amount of $344,762 related to the CARES Act Payroll Protection Program (“PPP Loan”). This note is fully guaranteed by the Small Business Administration (“SBA”) and may be forgivable provided that certain criteria are met. The note has a two-year maturity and accrues interest at 1% per annum. The Company is required to make payments on the remaining principal of the note net of any loan forgiveness beginning November 17, 2020. In September 2020, the Company applied for the loan forgiveness by SBA through US Century Bank for the full amount which was granted in November 2020 and was recognized as other income in the consolidated statement of operations for the twelve months ended December 31, 2020.

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

Note 7. Business Combination

Merger with Coastal Pride Seafood, LLC

On November 26, 2019, the Company completed its merger with Coastal Pride Company, Inc. Under the terms of the Agreement and Plan of Merger and Reorganization, the Company paid $3.7 million in consideration including approximately $394,600 in cash, the issuance of $2.59 million of its common stock, the issuance of a $500,000 4% unsecured promissory note and $210,000 4% unsecured convertible promissory notes in exchange for all of the equity of Coastal Pride Company, Inc. The 1,295,000 shares of the Company’s common stock issued are subject to leak out agreements whereby the shareholders are unable to sell or transfer the stock for a period of one year and are permitted to transfer or sell up to 25% in each successive six-month period thereafter.

The transaction costs associated with this merger were $175,400 in investment banking fees paid via 87,700 shares of the common stock, $110,176 in legal fees paid in $49,535 in cash and 30,321 shares of common stock. The common stock for these transaction costs were issued subsequent to December 31, 2019.

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

In determining the fair value of the common stock issued, the Company considered the value of the stock as estimated at the time of closing. Given that the stock was not trading at the time of closing, the Company utilized its sale of common stock from November 2018 to November, 2019 of approximately $1,000,000 in the aggregate with a valuation of $2.00 shares of common stock.

Inventory was assessed at the time of closing as to its fair value and it was determined that a step-up analysis was necessary in order to evaluate the fair value of the inventory at the time of closing. The step up represents the net profit that would be attained when the inventory is sold. The key assumptions used in this analysis is a gross margin of 11.6% and selling costs of 4.4%, The analysis resulted in a necessary step up of $105,000 at the time of closing.

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

For the year ended December 31, 2019
Revenue	$33,057,338
Net Loss	$(5,048,290)
Basic and Diluted Loss per Share	$(0.31)
Basic and Diluted Weighted Average Common Shares Outstanding	16,201,766

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of Coastal Pride.

Note 8. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2020 and 2019.

	2020	2019
Balance, January 1	$445,395	$-
Acquisitions of Coastal Pride Company, Inc.	-	445,395
Balance, December 31	$445,395	$445,395

The following table sets for the components of the Company’s intangible assets at December 31, 2020:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	14	$850,000	$(61,386)	$788,614
Customer Relationships	12	1,250,000	(104,169)	1,145,831
Non-Compete Agreements	3	40,000	(10,829)	29,171
Total		$2,140,000	$(176,384)	$1,963,616

The aggregate amortization remaining on the intangible assets as of December 31, 2020 is as follows:

Intangible Amortization
2021	$162,816
2022	$162,816
2023	$161,999
2024	$152,820
2025	$152,820
Thereafter	$1,170,345

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

Dividends. Cumulative dividends accrue on each share of Series A Stock at the rate of 8% (the “Dividend Rate”) of the purchase price of $1,000.00 per share, commencing on the date of issuance. Dividends are payable quarterly, when and if declared by the Board, beginning on September 30, 2018 (each a “Dividend Payment Date”) and are payable in shares of Common Stock (a “PIK Dividend”) with such shares being valued at the daily volume weighted average price (“VWAP”) of the Common Stock for the thirty trading days immediately prior to each Dividend Payment Date or if not traded or quoted as determined by an independent appraiser selected in good faith by the Company. Any fractional shares of a PIK Dividend will be rounded to the nearest one-hundredth of a share. All shares of Common Stock issued in payment of a PIK Dividend will be duly authorized, validly issued, fully paid and non-assessable. Dividends will accumulate whether or not the Company has earnings, there are funds legally available for the payment of those dividends and whether or not those dividends are declared by the Board.

Dividends of common stock were authorized for issuance to the stockholders in accordance with the terms of the Certificate of Designation for the Series A Stock on March 31, 2020, June 30, 2020, September 29, 2020, and December 31, 2020. The dividends resulted in the issuance of an aggregate of 52,286 shares of common stock with a value of $113,040. On March 31, 2021, the Company issued 11,975 shares of common stock to Series A preferred stockholders as a common stock dividend for the quarter ended March 31, 2021.

Conversion. Each share of Series A Stock is convertible at any time and in the sole discretion of the holder, into shares of common stock at a conversion rate of 500 shares of common stock for each share of Series A Stock (the “Conversion Rate”) The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $.0001 and had 19,580,721 and 17,589,705 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

On January 29, 2019, the Company’s board of directors approved a private placement memorandum offering up to $300,000 or 150,000 shares of common stock at $2.00 per share.

On May 16, 2019, the Company issued 5,500 shares valued at $2.00 per share for a total value of $11,000 to certain employees as an incentive bonus.

On November 26, 2019, the Company issued 1,295,000 shares, valued at $2.00 per share for a total value of $2,590,000 in connection with the acquisition of Coastal Pride.

Dividends of common stock were authorized for issuance to the Series A preferred stockholders in accordance with the terms of the Certificate of Designation for the Series A Stock on March 31, 2019, June 30, 2019, September 20, 2019 and December 31, 2019. The dividends resulted in the issuances of an aggregate of 56,520 shares of common stock with a value of $113,041 during 2019.

During the year ended December 31, 2019, the Company issued 11,000 shares of common stock at $2.00 per share in a private placement offering.

During the year ended December 31, 2019, the Company issued 22,500 shares of common stock valued at $45,000 for legal and consulting fees. Additionally, the Company authorized an aggregate of 176,021 shares with a value of $352,042 for legal and consulting fees that were issued subsequent to December 31, 2019.

On May 27, 2020, the Company issued 5,000 shares of common stock at $2.00 per share in a private placement offering.

On May 27, 2020, the Company issued 1,021,266 shares of common stock to Kenar at $2.60 per share as a forbearance fee.in connection with Kenar’s agreement to amend its outstanding promissory note.

On December 30, 2020, the Company issued 796,650 shares of common stock to John Keeler’s designee as partial payment of outstanding notes payable totaling to $1,593,300.

Dividends of common stock were issued to the Series A preferred stockholders in accordance with the terms of the Certificate of Designation for the Series A Stock on March 31, 2020, June 30, 2020, September 29, 2020 and December 31, 2020. The dividends resulted in the issuances of an aggregate of 52,286 shares of common stock with a value of $113,040 during 2020.

During the year ended December 31, 2020, the Company issued 115,814 shares of common stock valued at $189,000 for legal and consulting fees.

Note 10. Options

During the twelve months ended December 31, 2020 and December 31, 2019, approximately $139,380 and $2,251,300, respectively, in compensation expense was recognized on the following:

1.	Ten-year options to purchase 3,120,000 shares of common stock at an exercise price of $2.00, which vest one year from the date of grant, were issued to Christopher Constable, the Company’s former Chief Financial Officer, under the 2018 Plan during the twelve months ended December 31, 2018 and have vested during the twelve months ended December 31, 2019.
2.	Ten-year options to purchase 430,000 shares of common stock at an exercise price of $2.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various long-term employees under the 2018 Plan during the twelve months ended December 31, 2019.
3.	Ten-year options to purchase 250,000 shares of common stock at an exercise price of $2.00, which vest as to 20% of the shares subject to the option each year from the date of grant, were issued to Zoty Ponce under the 2018 Plan during the twelve months ended December 31, 2019.
4.	Ten-year options to purchase 25,000 shares of common stock at an exercise price of $2.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various contractors during the twelve months ended December 31, 2019.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted for the twelve months ended December 31, 2019 since no options were granted for the twelve months ended December 31, 2020:

2019
Expected Volatility	39% – 48%
Risk Free Interest Rate	2.62% –2.71%
Expected life of options	6.25 – 10.0

Under the Black-Scholes option pricing model, the fair value of the 705,000 options granted during the twelve months ended December 31, 2019 was estimated at $613,586 on the date of grant. For the twelve months ended December 31, 2020 and 2019, the unrecognized portion of the expense remaining outstanding was $327,852 and $467,232, respectively. The weighted average period of unrecognized stock options compensation that is expected to be recognized as expense is approximately 7 years. During the twelve months ended December 31, 2019, an aggregate of 15,000 shares subject to options were forfeited, none of which shares were vested, which resulted in a reversal of the expense of $2,263.

The following table represents option activity for the years ended December 31, 2020 and 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2018	6,240,000	$1.17	9.86
Exercisable - December 31, 2018	3,120,000	$0.33	9.86	$5,210,400
Granted	705,000	$2.00
Forfeited	(3,135,000)	$0.00
Vested	3,120,000
Outstanding - December 31, 2019	3,810,000	$2.00	8.86
Exercisable - December 31, 2019	3,120,000	$2.00	8.86	$984,000
Granted	-	$-
Forfeited	-	$-
Vested	3,280,000	-
Outstanding - December 31, 2020	3,810,000	$2.00	7.87
Exercisable - December 31, 2020	3,280,000	$2.00	7.87	$721,600

The non-vested options outstanding are 530,000 and 690,000 for the twelve months ended December 31, 2020 and 2019, respectively.

Note 11. Warrants

During the twelve months ended December 31, 2020 and 2019, the Company did not have any warrant activity.

Note 12. Income taxes

Allocation of federal and state income taxes between current and deferred portions is as follows:

Components of Tax Expense	December 31, 2020	December 31, 2019

Current - Federal	$-	-
Current - State	1,122	4,413
Deferred - Federal	-	-
Deferred - State	-	-

Income Tax Provision/(Benefit)	$1,122	$4,413

Federal income tax expense differs from the statutory federal rates of 21% for the years ended December 31, 2020 and 2019 due to the following:

Rate Reconciliation	December 31, 2020		December 31, 2019

Provision/(Benefit) at Statutory Rate	$(931,861)	21.00%	$(1,054,558)	21.00%
State Tax Provision/(Benefit) net of federal benefit	(169,277)	3.85%	(179,449)	4.03%
Permanent Book/Tax Differences	1,283	(0.03)%	14,603	(0.29)%
Change in valuation allowance	992,311	(22.36)%	1,222,042	(24.34)%
Other	108,667	(2.45)%	1,775	(0.04)%

Income Tax Provision/(Benefit)	$1,122	0.01%	$4,413	0.37%

The components of the net deferred tax asset at December 31, 2020 and 2019, are as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets
263A Unicap	$26,923	$90,539
Fixed Assets	31,830	27,754
Charitable Contribution Carryforward	269	121
Intangibles	70,173	18,287
Inventory Reserve	17,761	(362)
Business Interest Limitation	637,897	417,904
Stock based compensation	684,800	661,359
Federal Net Operating loss	879,150	254,079
State Net Operating Loss	156,004	42,814
Total Deferred Tax Assets	2,504,807	1,512,495
Net Deferred Tax Asset/(Liability)	2,504,807	1,512,495
Valuation Allowance	(2,504,807)	(1,512,495)
Net Deferred Tax Asset/(Liability)	$-	$-

Tax periods for all fiscal years after 2017 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2020, the Company has federal net operating loss of $4,186,428 to carry forward indefinitely.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020.

As of December 31, 2020, and 2019, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2020, and 2019.

Note 13. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership (see Note 2). The lease which had a 20-year term, expiring in July 2021 was terminated on December 31, 2020, upon the sale of the facility. The Company was a guarantor of the mortgage on the facility which had a zero balance at December 31, 2020. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company will not be called upon to perform under any guarantee, in accordance with ASC 460, Guarantees.

The Company leases approximately 3,000 square feet in Beaufort South Carolina for the offices of Coastal Pride. This office space consists of two leases with related parties with approximately four years remaining on the leases.

See Recently Adopted Accounting Pronouncements under ASC 842 Leases regarding the disclosure of the future period amortizations of the Right of Use assets.

Rental and equipment lease expenses were approximately $239,600 and $237,400 for the years ended December 31, 2020 and 2019, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved for the entire amount of the settlement.

Note 14. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic for 2020 and into 2021. The Company’s business not being deemed essential resulted in decreased financial performance that may not be indicative of future financial results. Government-mandated closures of businesses and shipping delays have affected our sales and inventory purchases. The Company continues to face uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. In April 2021, the U.S. government has made available the COVID-19 vaccine to most of its population to aid with the pandemic but the long-term effects of this development are yet to be seen. The Company’s sales and supply may continue to be adversely affected due to COVID-19 and plans continue to be developed to ensure a prompt response is given to address the effects of the pandemic.

Note 15. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2020 and 2019, no contributions were made to the plan by the Company.

Note 16. Subsequent Events

Common Stock

The Company authorized the issuance of an aggregate of 83,721 shares for quarterly legal and consulting fees to be issued subsequently to December 31, 2020.

On February 8, 2021, the Company issued 25,000 shares to an investment relations firm as compensation under an investor relations consulting agreement.

On March 30, 2021, the Company issued 10,465 shares of common stock to the designee of a law firm for services provided to the Company.

On March 31, 2021, the Company issued 5,000 shares to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

Paycheck Protection Program Loan

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. The Company may apply for forgiveness after August 17, 2021 and may be required to make monthly payments of approximately $8,500 beginning June 2, 2022.

Board of Directors

On March 29, 2021, the board of directors increased the size of the Company’s Board from two to five members and appointed Jeffrey J. Guzy, Timothy McLellan and Trond Ringstad as directors, effective April 12, 2021, to fill the vacancies created by such increase.

In connection with such appointments, the Company entered into one-year director service agreements with each of Messrs. Guzy, McLellan and Ringstad and with each of the two current Board members, Nubar Herian and John Keeler which automatically renew for successive one-year terms.

In consideration for their services, each director will be issued $25,000 of shares of the Company’s common stock for each year’s service and on April 12, 2021, the Company granted each director an option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, which option vests in equal monthly installments over the course of the applicable year and will expire three years from the date they are fully vested.

Lighthouse Credit Facility

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 borrowed from Lighthouse to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2020, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate the following measures, subject to the availability of required resources:

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Appointed

John Keeler	50	Executive Chairman and Chairman of the Board	November 8, 2018

Nubar Herian	51	Director	November 8, 2018

Jeffrey J. Guzy	69	Director	April 12, 2021

Timothy McLellan	64	Director	April 12, 2021

Trond Ringstad	53	Director	April 12, 2021

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

Our board of directors currently consists of five members. Executive officers are appointed by the board of directors and serve at its pleasure.

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

Nubar Herian has been a director since the effectiveness of the Merger. Since 2014, Mr. Herian has been the chief executive officer of Monaco Group Holdings, a privately-held company headquartered in Miami, Florida, which owns and operates Monaco Foods, Inc., an importer, exporter and distributor of premium gourmet foods from around the world. Since 1995, Mr. Herian has been the commercial director of Casa de Fruta Caracas, a privately-held company based in Caracas, Venezuela, that focuses on importing foods. Mr. Herian is also the president of Lunar Enterprises, Corp. (“Lunar”), a holding company for his family’s public and private equity investments and real estate holdings. Mr. Herian received his BS in Mechanical Engineering from Florida Atlantic University in 1994 and an Executive M.B.A. from the University of Miami in 2014. Mr. Herian’s experience in the food import industry led to the decision to appoint him to the board of directors.

Jeffrey J. Guzy has served as a director of Leatt Corp. (OTC: LEAT), since April 2007 and from October 2007 to August 2010, as its President. Mr. Guzy has served as an independent director and chairman of the audit committee of Capstone Companies, Inc. (OTC: CAPC), a public holding company, since April 2007, as an independent director and chairman of the audit committee of Purebase Corporation (OTC: PUBC), a diversified resource company, since April 2020 and as Chairman of CoJax Oil and Gas Corporation, an early stage oil and gas exploration and production company, since May 2018, and was appointed as its chief executive officer in January 2020. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service, and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar, and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania, an M.S. in Systems Engineering from the University of Pennsylvania, a B.S. in Electrical Engineering from Penn State University, and a Certificate in Theology from Georgetown University. Mr. Guzy’s extensive public company board experience led to the decision to appoint him to the board of directors.

Timothy McLellan has more than 35 years of operating experience and has served as a seafood executive in both the U.S. and Asia. Mr. McLellan is currently managing director of Maijialin Consulting Company Ltd. which provides international business development consulting services specific to import/export cold chain supply logistics and foodservice distribution. Prior thereto from April 2009 until February 2019, Mr. McLellan was managing director, business development for Preferred Freezer Services (Shanghai) Co. Ltd, which is owned by the GLP Group, a Singapore-based logistics and industrial infrastructure provider. Between 2019 and 2020, Mr. McLellan served as a private equity operating partner for CITIC Capital Partners (Shanghai) Ltd. Prior to that, from 2009 through 2019, Mr. McLellan served in various executive capacities, including Chairman for SinotransPFS Cold Chain Logistics Company, Ltd., a logistics company. Between 2004 and 2009, Mr. McLellan served as President of Empress International, a division of Thai Union Group). Between 2003 and 2004, he served in a senior manager position with the seafood division of ConAgra Foods. Mr. McLellan’s knowledge and background with regard to seafood operations management led to the decision to appoint him to the board of directors.

Trond Ringstad has more than 20 years of operating experience as a seafood executive in both the U.S. and Europe. Since April 2017, Mr. Ringstad has been managing partner of American Sea, LLC, a seafood processing and sales company, and since October 2013, Mr. Ringstad has been an independent consultant for AGR Partners. Between 2003 and 2007, he served as president of Pacific Supreme Seafoods, a global importing and wholesaling seafood company. Between 2001 and 2003, he served as vice president of sales and marketing for Royal Supreme Seafoods, a Norwegian / Chinese seafood importer and sales company. Mr. Ringstad graduated from the BI Norwegian Business School with a Degree in International Marketing and has a BA in Business Management from Washington State University. Mr. Ringstad’s knowledge and background with regard to seafood operations management led to the decision to appoint him to the board of directors.

Family Relationship

There are no family relationships between our directors or executive officer.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2020, the Reporting Persons timely filed all such reports, except that Nubar Herian, a director, failed to timely file Form 4s reporting an aggregate of 49,670 shares issued as common stock dividends on the Series A Stock to a company controlled by Mr. Herian.

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

Board Diversity

The board of directors’ reviews, on an annual basis, the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer. No other executive officer received annual remuneration in excess of $100,000 during 2020 (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Total ($)
John Keeler	2020	82,805	-	22,169	(1)	104,974
Chief Executive Officer and Executive Chairman of the Board	2019	104,595	-	48,266	(1)	152,861

(1)	Represents health insurance premiums paid on behalf of the executive officer by the Company.

Our executive officer has basic health benefits that are generally available to all of our employees.

We offer a 401(k) plan to eligible employees, including our executive officer. In accordance with this plan, all eligible employees may contribute a percentage of compensation up to a maximum of the statutory limits per year. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code, so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan.

Outstanding Equity Awards

There were no equity awards made to the Named Executive Officer outstanding as of December 31, 2020.

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

Share Reserve. 7,500,000 shares of common stock are reserved for issuance under the 2018 Plan pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock-based awards.

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

Nonstatutory Stock Options (“NSOs”). NSOs will provide for the right to purchase shares of common stock at a specified price that may not be less than the fair market value of a share of common stock on the date of grant, and usually will become exercisable (at the discretion of the administrator) in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by the administrator. NSOs may be granted for any term specified by the administrator that does not exceed 10 years.

Incentive Stock Options (“ISOs”). ISOs will be designed in a manner intended to comply with the provisions of Section 422 of the Code and will be subject to specified restrictions contained in the Code. Among such restrictions, ISOs must have an exercise price of not less than the fair market value of a share of our Common Stock on the date of grant, may only be granted to employees, and must not be exercisable after a period of 10 years measured from the date of grant. In the case of an ISO granted to an individual who owns (or is deemed to own) at least 10% of the total combined voting power of all classes of our capital stock, the 2018 Plan provides that the exercise price must be at least 110% of the fair market value of a share of our Common Stock on the date of grant and the ISO must not be exercisable after a period of five years measured from the date of grant.

Restricted Stock Awards. Restricted stock awards may be granted to any eligible individual and made subject to such restrictions as may be determined by the administrator. Restricted stock, typically, may be forfeited for no consideration or repurchased by us at the original purchase price if the conditions or restrictions on vesting are not met. In general, restricted stock may not be sold or otherwise transferred until restrictions are removed or expire. Purchasers of restricted stock, unlike recipients of options, will have voting rights and will have the right to receive dividends, if any, prior to the time when the restrictions lapse; however, extraordinary dividends will generally be placed in escrow, and will not be released until restrictions are removed or expire.

Restricted Stock Unit Awards (“RSU”). Restricted stock units may be awarded to any eligible individual, typically without payment of consideration, but subject to vesting conditions based on continued employment or service or on performance criteria established by the administrator. Like restricted stock, restricted stock units may not be sold, or otherwise transferred or hypothecated, until vesting conditions are removed or expire. Unlike restricted stock, stock underlying restricted stock units will not be issued until the restricted stock units have vested, and recipients of restricted stock units generally will have no voting or dividend rights prior to the time when vesting conditions are satisfied.

Deferred Stock Awards. Deferred stock awards represent the right to receive shares of common stock on a future date. Deferred stock may not be sold or otherwise hypothecated or transferred until issued. Deferred stock will not be issued until the deferred stock award has vested, and recipients of deferred stock generally will have no voting or dividend rights prior to the time when the vesting conditions are satisfied and the shares are issued. Deferred stock awards generally will be forfeited, and the underlying shares of deferred stock will not be issued, if the applicable vesting conditions and other restrictions are not met.

Deferred Stock Units. Deferred stock units are denominated in unit equivalent of shares of common stock and vest pursuant to a vesting schedule or performance criteria set by the administrator. The common stock underlying deferred stock units will not be issued until the deferred stock units have vested, and recipients of deferred stock units generally will have no voting rights prior to the time when vesting conditions are satisfied.

Stock Appreciation Rights (“SARs”). SARs may be granted in connection with stock options or other awards, or separately. SARs granted in connection with stock options or other awards typically will provide for payments to the holder based upon increases in the price of our Common Stock over a set exercise price. The exercise price of any SAR granted under the 2018 Plan must be at least 100% of the fair market value of a share of our Common Stock on the date of grant. Except as required by Section 162(m) of the Code with respect to a SAR intended to qualify as performance-based compensation as described in Section 162(m) of the Code, there are no restrictions specified in the 2018 Plan on the exercise of SARs or the amount of gain realizable therefrom, although restrictions may be imposed by the administrator in the SAR agreements. SARs under the 2018 Plan will be settled in cash or shares of common stock, or in a combination of both, at the election of the administrator.

Dividend Equivalent Awards. Dividend equivalent awards represent the value of the dividends, if any, per share paid by us, calculated with reference to the number of shares covered by the award. Dividend equivalents may be settled in cash or shares and at such times as determined by our compensation committee or board of directors, as applicable.

Performance Awards. Performance awards may be granted by the administrator on an individual or group basis. Generally, these awards will be based upon specific performance targets and may be paid in cash or in common stock or in a combination of both. Performance awards may include “phantom” stock awards that provide for payments based upon the value of our Common Stock. Performance awards may also include bonuses that may be granted by the administrator on an individual or group basis and that may be payable in cash or in common stock or in a combination of both.

Stock Payment Awards. Stock payment awards may be authorized by the administrator in the form of common stock or an option or other right to purchase common stock as part of a deferred compensation or other arrangement in lieu of all or any part of compensation, including bonuses, that would otherwise be payable in cash to the employee, consultant or non-employee director.

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

Compensation of Directors

As of December 31, 2020, none of the Company’s directors have been compensated for their services as directors of the Company.

On March 29, 2021, in connection with the appointment of Jeffrey J. Guzy, Timothy McLellan and Trond Ringstad as directors, effective April 12, 2021, the Company entered into one-year director service agreements (each, a “Director Service Agreement”) with each of Messrs. Guzy, McLellan and Ringstad and with each of its two current Board members, Nubar Herian and John Keeler which automatically renew for successive one-year terms.

In consideration for their services, each director will be issued $25,000 of shares of the Company’s common stock for each year’s service. The number of shares to be issued will be based on the closing sale price of the Company’s common stock, on the principal market on which it is then traded, on the final trading day of the applicable year. On April 12, 2021, the Company granted each director an option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, which option vests in equal monthly installments over the course of the applicable year and will expire three years from the date they are fully vested. Each Director may also receive additional issuances of common stock, on an annual basis, for his services on any committees of the Board. In addition, each Director will be reimbursed for all pre-approved out-of-pocket expenses. In the event the Director ceases to be a member of the Board prior to the end of any year of service, all unvested stock options will be forfeited. The stock options granted to the Directors shall be exercisable only on a cash basis and will expire three years from the date they are fully vested.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our Common Stock as of April 15, 2021, by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of Common Stock;

●	each of our directors;

●	our Named Executive Officer; and

●	all current directors and executive officers as a group.

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

The percentage of shares beneficially owned is computed on the basis of 19,633,161 shares of common stock outstanding as of April 15, 2021. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
5% or Greater Stockholders
Kenar Overseas Corp. (1)	1,021,266		5.2%
Named Executive Officers and Directors
John Keeler	15,016,666	(2)	76.4%
Nubar Herian	521,421	(3)	2.6%
Jeffrey J. Guzy	16,666	(4)	*
Timothy McLellan	16,666	(4)	*
Trond Ringstad	16,666	(4)	*
All current directors and executive officers as a group (5 persons)	15,588,085		79.0%

 * Less than 1%

(1)	Marcos Herian, President of Kenar Overseas Corp., has sole voting and dispositive power over the shares held by Kenar.

(2)	15,000,000 of such shares are subject to the terms of a Lock-Up Agreement, pursuant to which Mr. Keeler may not sell more than one-third of the common stock held by him in any two-month period. 4,000,000 of such shares are pledged to secure the Company’s obligations under the Kenar Note. Includes 16,666 shares underlying a stock option which are exercisable within 60 days.
(3)	Represents (i) 300,000 Conversion Shares, (ii) 150,000 Warrant Shares, (iii) 54,755 shares held by Lunar, of which Mr. Herian has sole voting and dispositive power, and (iv) 16,666 shares underlying a stock option which are exercisable within 60 days.
(4)	Represents shares underlying a stock option which are exercisable within 60 days.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2019 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000, 6% demand promissory notes to John Keeler, our Chief Executive Officer, Executive Chairman and a director. We may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received. On December 30, 2020, we entered into a debt repayment agreement with Mr. Keeler pursuant to which we issued 796,650 shares of common stock to a third party designated by Mr. Keeler as repayment for an aggregate principal amount of $1,593,300 due under four such notes. All interest due on the notes had previously been paid on a monthly basis. The Company remains indebted to Mr. Keeler under the remaining promissory notes in the aggregate principal amount of $1,299,712.

John Keeler, our Chief Executive Officer, Executive Chairman and director owns 95% of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Chief Executive Officer, Executive Chairman and director, owns 95% of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

The Company’s transactions with Bacolod were $1,280,589 and $5,600,000 for the years ended December 31, 2020 and 2019, respectively. There were no transactions between the Company and Bicol for the years ended December 31, 2020 and 2019.

John Keeler, our Chief Executive Officer, Executive Chairman and director, and Christopher Constable, our former Chief Financial Officer and director, own 80% and 20%, respectively, of Strike the Gold Foods, Ltd., a UK company, which sold the Company’s packaged crab meat in the United Kingdom in 2019.

Keeler & Co leased approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility for $16,916 per month from John Keeler Real Estate Inc., a Florida corporation, 33% owned by a trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of John Keeler, our Chief Executive Officer. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated. In connection with the sale, the Company will retain approximately 4,756 square feet of such space, rent-free, for the next 12 months.

From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,299,984 due as of December 31, 2020 for future shipments from Bacolod.

A Company owned by the stepmother of John Keeler, our Executive Chairman, is a party to the Settlement Agreement and was issued 40 Units on November 8, 2018 in connection with the Company Settlement.

John Keeler, our Executive Chairman, was a party to an Unconditional and Continuing Guaranty, dated August 31, 2016, with ACF, pursuant to which Mr. Keeler guaranteed the Company’s obligations under its Loan and Security Agreement with ACF.

On March 31, 2021, John Keeler, Executive Chairman and Chief Executive Officer, provided a personal guaranty of up to $1,000,000 to Lighthouse in connection with its revolving credit facility.

John Keeler, our Chief Executive Officer, Executive Chairman and director pledged 5,000,000 shares of common stock to secure the Company’s obligations under the $1,000,000 Kenar Note issued on March 26, 2019. On May 21, 2020, the Kenar Note was amended to, among other things, reduce the number of pledged shares by Mr. Keeler to 4,000,000.

Marcos Herian, President of Kenar, a 5% shareholder, is the brother of Nubar Herian, a director of our Company.

On March 29, 2019, March 31, 2019, September 24, 2019, January 23, 2020, May 27, 2020, September 29, 2020 and December 31, 2020, we issued 92 shares, 160 shares, 160 shares, 160 shares, 160 shares, 448 shares and 144 shares, respectively, of common stock to a company owned by the stepmother of John Keeler, our Executive Chairman, as a quarterly dividend which accrues on the Series A Stock acquired by such company in connection with the Company Settlement.

On March 29, 2019, March 31, 2019, September 24, 2019, January 23, 2020, May 27, 2020, September 29, 2020, December 31, 2020 and March 31, 2021, we issued 3,467 shares, 6,000 shares, 6,000 shares, 6,000 shares, 6,000 shares, 16,798 shares, 5,405 shares and 5,085 shares of common stock, respectively to Lunar, as a quarterly dividend which accrues on the Series A Stock acquired in the Offering. Nubar Herian, a director, is the President of and controls Lunar.

On February 25, 2020, Christopher Constable, the Company’s former Chief Financial Officer entered into a Separation and Mutual Release Agreement pursuant to which Mr. Constable resigned as Chief Financial Officer, Secretary, Treasurer and a director of the Company. The Agreement contained mutual general releases, a two-year confidentiality provision and provides for Mr. Constable’s outstanding stock options to remain in effect until November 8, 2028.

On March 25, 2021, the Company entered into a Director Service Agreement with each of its directors.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has five members, Jeffrey J. Guzy, Timothy McLellan, Trond Ringstad, John Keeler and Nubar Herian. We believe that all of our directors except Mr. Keeler who serves as our Executive Chairman, are “independent” within the definition of independence provided in the Marketplace Rules of the NASDAQ Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the year ended December 31, 2020 and 2019 are set forth below:

Fee Category	Year ended December 31, 2020	Year Ended December 31, 2019

Audit fees (1)	$76,000	$91,000
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	3,175
Total fees	$76,000	$94,175

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Malone Bailey’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

2.2	Articles of Merger between Blue Star and Acquisition Sub (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.3	Certificate of Amendment, dated November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

3.4	Certificate of Designation of 8% Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

4.2*	Description of Securities

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.10	Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18	Lease Agreement, dated May 1, 2001, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20	$500,000 Demand Note, dated January 4, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21	$200,000 Demand Note, dated March 31, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22	$100,000 Demand Note, dated November 21, 2007, from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23	$516,833.83 Demand Note, dated July 31, 2013 from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.46	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.25	$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.26*	$100,000 Promissory Note, dated January 1, 2021, issued to Lobo Holdings, LLLP

10.27	Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.28	4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.29	Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31	Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.33	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.34	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable(incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.35	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.36*	Mutual Lease Termination Agreement, dated December 31, 2020, between Keeler & Co. and John Keeler Real Estate Holdings, Inc.

10.37	Debt Repayment Agreement, dated December 30, 2020, between the Company and John Keeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on February 9, 2021)

10.38*	Investment Banking Agreement, dated July 1, 2020, between the Company and Newbridge Securities Corporation

10.39*	Amendment No. 1 to Investment Banking Agreement, dated October 30, 2020, between the Company and Newbridge Securities Corporation

10.40	Loan and Security Agreement dated March 31, 2021, by and among John Keeler & Co. Inc. and Coastal Pride Seafood, LLC and Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.41	Revolving Credit Note dated March 31, 2021 in the amount of up to $5,000,000 issued by John Keeler & Co. Inc. and Coastal Pride Seafood, LLC to Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.42	Guarantee Agreement dated March 31, 2021 executed by Blue Star Foods Corp. in favor of Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.43	Form of Director Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on March 31, 2021

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: April 15, 2021	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Dated: April 15, 2021	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Financial Officer, Secretary, Treasurer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	April 15, 2021
John Keeler

/s/ Nubar Herian	Director	April 15, 2021
Nubar Herian

/s/ Jeffrey J. Guzy	Director	April 15, 2021
Jeffrey J. Guzy

/s/ Timothy McLellan	Director	April 15, 2021
Timothy McLellan

/s/ Trond Ringstad	Director	April 15, 2021
Trond Ringstad

