Form 10-Q
period 2021-03-31
Blue Star Foods Corp.
filed 2021-05-17
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 17, 2021, there were 19,772,878 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which we filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021 (the “Annual Report”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2021	DECEMBER 31, 2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,633	$55,644
Restricted Cash	42,003	282,043
Accounts Receivable, net	718,163	1,082,468
Inventory, net	605,649	1,832,661
Advances to related party	1,299,984	1,299,984
Other current assets	222,446	176,925
Total Current Assets	2,992,878	4,729,725
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	18,979	20,064
RIGHT OF USE ASSET	92,386	99,472
INTANGIBLE ASSETS, net
Trademarks	774,448	788,614
Customer relationships	1,121,792	1,145,831
Non-compete agreements	26,672	29,171
Total Intangible Assets	1,922,912	1,963,616
GOODWILL	445,395	445,395
OTHER ASSETS	120,139	108,088
TOTAL ASSETS	$6,048,234	$7,821,905
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accruals	$881,424	$1,607,490
Working capital line of credit	780,288	1,805,907
Current maturities of long-term debt	74,389	-
Current maturities of lease liabilities	29,649	29,337
Current maturities of related party long-term notes	225,000	195,000
Related party notes payable	972,500	972,500
Related party notes payable - Subordinated	1,299,712	1,299,712
Other current liabilities	1,311,569	1,346,838
Total Current Liabilities	5,574,531	7,256,784
LONG -TERM LIABILITIES
Long-term lease liability	62,409	69,844
Payroll protection program loan	297,555	-
Related party long-term notes	485,000	515,000
TOTAL LIABILITIES	6,419,495	7,841,628
STOCKHOLDERS’ DEFICIT
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 1,413 shares issued and outstanding as of March 31, 2021, and December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,633,161 shares issued and outstanding as of March 31, 2021, and 19,580,721 shares issued and outstanding as of December 31, 2020	1,964	1,958
Additional paid-in capital	13,643,656	13,488,836
Accumulated deficit	(14,016,881)	(13,510,517)
TOTAL STOCKHOLDERS’ DEFICIT	(371,261)	(19,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,048,234	$7,821,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED MARCH 31,

	Unaudited
	2021	2020

REVENUE, NET	$2,485,891	$4,571,614

COST OF REVENUE	2,183,112	4,148,398

GROSS PROFIT	302,779	423,216

COMMISSIONS	4,794	66,829
SALARIES AND WAGES	380,596	409,181
DEPRECIATION AND AMORTIZATION	44,079	77,765
OTHER OPERATING EXPENSES	317,398	446,433

LOSS FROM OPERATIONS	(444,088)	(576,992)

OTHER INCOME	76,518	-
INTEREST EXPENSE	(110,534)	(276,655)

NET LOSS	(478,104)	(853,647)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(3,240)

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(478,104)	$(850,407)

DIVIDEND ON PREFERRED STOCK	28,260	28,259

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP COMMON STOCKHOLDERS	$(506,364)	$(878,666)

COMPREHENSIVE LOSS:

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	14,606

COMPREHENSIVE INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	11,366

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(478,104)	$(850,407)

Loss per basic and diluted common share:
Basic net loss per common share	$(0.03)	$(0.05)
Basic weighted average common shares outstanding	19,594,888	17,589,705
Fully diluted net loss per common share	$(0.03)	$(0.05)
Fully diluted weighted average common shares outstanding	19,594,888	17,589,705

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2020	1,413	$-	19,580,721	$1,958	$13,488,836	$(13,510,517)	$(19,723)	$-	$(19,723)
Stock based compensation	-	-	-	-	30,319	-	30,319	-	30,319
Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-	-
Common stock issued for service	-	-	40,465	5	96,242	-	96,247	-	96,247
Net Loss	-	-	-	-	-	(478,104)	(478,104)	-	(478,104)
Comprehensive Income	-	-	-	-	-	-	-	-	-
March 31, 2021	1,413	$-	19,633,161	$1,964	$13,643,656	$(14,016,881)	$(371,261)	$-	$(371,261)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Total Blue Star Foods Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
December 31, 2019	1,413	$-	17,589,705	$1,761	$8,789,021	$(8,952,466)	$(161,684)	$(358,028)	$(519,712)
Stock based compensation	-	-	-	-	34,846	-	34,846	-	34,846
Series A preferred 8% dividend issued in common stock	-	-	14,130	1	28,258	(28,259)	-	-	-
Net Loss	-	-	-	-	-	(850,407)	(850,407)	(3,240)	(853,647)
Comprehensive Income	-	-	-	-	-	-	-	14,606	14,606
March 31, 2020	1,413	$-	17,603,835	$1,762	$8,852,125	$(9,831,132)	$(977,245)	$(346,662)	$(1,323,907)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

	Unaudited
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(478,104)	$(853,647)
Adjustments to reconcile net loss to net cash provided in operating activities:
Stock based compensation	30,319	34,846
Common stock issued for service	96,247	-
Depreciation of fixed assets	1,085	9,145
Amortization of right of use asset	-	43,730
Amortization of intangible assets	42,327	40,384
Amortization of loan costs	667	25,988
Deferred taxes	-	8,362
Lease expense	7,086	-
Bad debt expense	90	-
Allowance for inventory obsolescence	43,090	146,853
Changes in operating assets and liabilities:
Accounts receivables	364,215	149,602
Inventories	1,183,922	3,053,140
Advances to affiliated supplier	-	(15,999)
Other current assets	(45,521)	23,409
Right of use liability	(7,123)	(39,064)
Other assets	(14,341)	-
Accounts payable and accruals	(726,066)	(768,896)
Other current liabilities	(35,269)	-
Net Cash Provided by Operating Activities	462,624	1,857,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(13,230)
Net Cash Used in Investing Activities	-	(13,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from working capital line of credit	2,508,585	2,407,538
Proceeds from PPP loan	371,944	-
Repayments of working capital line of credit	(3,534,204)	(4,336,132)
Payments of loan costs	-	(70,000)
Net Cash Used in Financing Activities	(653,675)	(1,998,594)

Effect of Exchange Rate Changes on Cash	-	14,606

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(191,051)	(139,365)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	337,687	195,810

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$146,636	$56,445

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A preferred 8% dividend issued in common stock	28,260	28,259
Operating lease assets recognized in exchange for operating lease liabilities	-	28,137

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$291,038	$276,655

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Blue Star Foods Corp. (“we”, “our”, the “Company”) is an international seafood company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company was formed under the laws of the State of Delaware. The Company’s current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh.

On November 26, 2019, Keeler & Co., a wholly-owned direct subsidiary of the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation, Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of the Purchaser (the “Acquisition Subsidiary” and, upon the effective date of the Merger, the “Surviving Company” or “Coastal Pride”), and The Walter F. Lubkin, Jr. Irrevocable Trust dated January 8, 2003 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride Company, Inc. immediately prior to the Coastal Merger (collectively, the “Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride Company, Inc. merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Merger”).

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The consolidated balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021 for a broader discussion of our business and the risks inherent in such business.

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

As of March 31, 2021, and December 31, 2020, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod during the three months ended March 31, 2021. Cost of revenue related to inventories purchased from Bacolod represented approximately $170 and $291,000 of total cost of revenue for the three months ended March 31, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

Lease Accounting

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2021. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

March 31, 2021
Assets
Operating lease assets	$92,386

Liabilities
Current
Operating lease liabilities	$29,649
Noncurrent
Operating lease liabilities	$62,409

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,123
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2021
Weighted-average remaining lease term
Operating leases	3.15 years
Weighted-average discount rate
Operating leases	4.3%

Maturities of lease liabilities as of March 31, 2021, were as follows:

Operating Leases

2021 (nine months remaining)	25,164
2022	33,552
2023	26,474
2024	15,060
2025	-
Thereafter	-
Total lease payments	100,250
Less: amount of lease payments representing interest	(8,192)
Present value of future minimum lease payments	$92,058
Less: current obligations under leases	$(29,649)
Non-current obligations	$62,409

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2021, the Company incurred a net loss of $478,104, has an accumulated deficit of $14,016,881 and working capital deficit of $2,581,653, with the current liabilities inclusive of $1,299,712 in stockholder loans that are subordinated to the provider of the working capital facility, and $29,649 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Debt

Working Capital Line of Credit

Keeler & Co entered into a $14,000,000 revolving line of credit, pursuant to a loan and security agreement with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company. This facility is secured by all assets of Keeler & Co. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020.

The line of credit bears an interest rate equal to the greater of 3 Month LIBOR rate plus 9.25%, the Prime rate plus 6.0% or a fixed rate of 6.5%.

The ACF line of credit agreement is subject to the following terms:

●	Borrowing is based on up to 85% of eligible accounts receivable plus the net orderly liquidation value of eligible inventory at the same rate, subject to certain defined limitations.
●	The line is collateralized by substantially all the assets and property of Keeler & Co. and is personally guaranteed by the stockholder of the Company.
●	The Keeler & Co, is restricted to specified distribution payments, use of funds, and is required to comply with certain other covenants including certain financial ratios.
●	All cash received by Keeler & Co. is applied against the outstanding loan balance.
●	A subjective acceleration clause allows ACF to call the note upon a material adverse change.

On November 26, 2019, Keeler & Co. entered into the seventh amendment to the loan and security agreement with ACF. This amendment memorialized the acquisition of Coastal Pride and made Coastal Pride a co-borrower to the facility. Additionally, the seventh amendment waived and reset the covenant default that occurred during 2019, extended the term of the facility to 5 years and is subject to early termination by the lender upon defined events of default. During the nine months ended September 30, 2020, the Keeler & Co. and Coastal Pride were in violation of its minimum EBITDA covenant as well as exceeding the covenant related to monies advanced to Bacolod by approximately $105,000. The default interest rate increase of 3% was implemented in April 2020.

On May 7, 2020, Keeler & Co. and Coastal Pride entered into an eighth amendment to the loan and security agreement with ACF which acknowledged the execution of a Payroll Protection Program loan, provided a reservation of rights related to a default of the minimum EBITDA covenant.

The Company analyzed the Line of Credit modification under ASC 470-50-40-21 and determined that the modification did not trigger any additional accounting due to the revolving line of credit remaining unchanged.

As of December 31, 2020, the line of credit had an outstanding balance of approximately $1,805,000. As of March 31, 2021, the line of credit had an outstanding balance of $0.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers will pay Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 borrowed from Lighthouse to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of March 31, 2021 amounted to $780,288.

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $1,299,000 of principal and interest expense of $19,600 and $174,000 as of March 31, 2021 and December 31, 2020, respectively. These notes are payable on demand, bear an annual interest rate of 6% and were subordinated to the ACF working capital line of credit until March 31, 2021. Since March 31, 2021, these notes are subordinated to the Lighthouse note. No principal payments were made by the Company during the three months ended March 31, 2021.

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

The principal amount of the Kenar Note at March 31, 2021 was $872,500. Interest expense was approximately $38,700 during the three months ended March 31, 2021.

On April 28, 2021, the Kenar Note was amended to extend the maturity date to May 31, 2021.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15% and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021.This note may be prepaid in whole or in part without penalty. Interest expense was approximately $2,400 during the three months ended March 31, 2021.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. To date, no payments have been made under the note since the EBITDA generated by Coastal Pride has not required such payment. This note is subordinate to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the three months ended March 31, 2021. Interest expense was approximately $4,900 during the three months ended March 31, 2021.

Walter Lubkin III Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the three months ended March 31, 2021. Interest expense was approximately $800 during the three months ended March 31, 2021.

Tracy Greco Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the three months ended March 31, 2021. Interest expense was approximately $700 during the three months ended March 31, 2021.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $50,786 to John Lubkin as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the three months ended March 31, 2021. Interest expense was approximately $500 during the three months ended March 31, 2021.

Payroll Protection Program Loan

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. The Company may apply for forgiveness after August 17, 2021 and may be required to make monthly payments of approximately $8,500 beginning June 2, 2022. As of March 31, 2021, the Company recorded interest expense of approximately $315.

Note 5. Common Stock

On July 1, 2020, the Company entered into an investment banking engagement agreement as amended on October 30, 2020, with Newbridge Securities Corporation. In consideration for advisory services, the Company agreed to issue Newbridge a total of 60,000 shares of common stock with a fair value of $138,000 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $34,500 for the three months ended March 31, 2021 in connection with these shares.

On February 8, 2021, the Company issued 25,000 shares of common stock with a fair value of $25,250 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On March 30, 2021, the Company issued 10,465 shares of common stock with a fair value of $24,697 to the designee of a law firm for services provided to the Company.

On March 31, 2021, the Company issued 5,000 shares of common stock with a fair value of $11,800 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On March 31, 2021, the Company issued 11,975 shares of common stock to Series A preferred stockholders as a common stock dividend with an aggregate fair value of $28,260 for the three months ended March 31, 2021.

Note 6. Options

The following table represents option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,810,000	$2.00	7.87
Exercisable – December 31, 2020	3,280,000	$2.00	7.87	$721,600
Granted	-	$-
Forfeited	(63,750)	$2.00
Vested	3,431,250
Outstanding – March 31, 2021	3,746,250	$2.00	7.55
Exercisable – March 31, 2021	3,431,250	$2.00	7.55	$1,235,250

On March 31, 2021, the Company recognized $30,319 of compensation expense for vested stock options issued to contractors and employees during 2019.

Note 7. Warrants

There was no warrant activity for the three months ended March 31, 2021. As of March 31, 2021, the Company had warrants to purchase an aggregate of 353,250 shares outstanding with a weighted average exercise price of $2.40, a weighted average remaining term of 0.61 years and an intrinsic value of $0.

Note 8. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021, was terminated on December 31, 2020, upon the sale of the facility. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for the next 12 months.

The Company leases approximately 1,600 square feet in Beaufort, South Carolina for the offices of Coastal Pride. This office space consists of two leases with related parties that expire in 2024.

Rental and equipment lease expenses amounted to approximately $20,000 and $63,500 for the three months ended March 31, 2021 and 2020, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved for the entire amount of the settlement.

Note 9. COVID-19 Pandemic

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

Note 10. Subsequent Events

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

On April 15, 2021, the Company issued an aggregate of 16,460 shares of common stock to Walter Lubkin Jr., Walter Lubkin III, Tracy Greco and John Lubkin (collectively, the “Coastal Sellers”) in lieu of $39,504 of outstanding interest under promissory notes issued by the Company to the Coastal Sellers in connection with the Coastal Pride acquisition.

On April 19, 2021, the Company issued 12,500 shares of common stock with a fair value of $25,000 to the designee of a law firm for services provided.

On April 27, 2021, the Company entered into a stock purchase agreement (the “SPA”) with Taste of BC Aquafarms Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”), and Steve Atkinson and Janet Atkinson (the “Sellers”), the owners of all of the capital stock of TOBC (the “Shares”). Pursuant to the terms of the SPA, the Company will acquire all of the Shares from the Sellers for an aggregate purchase price of CAD$4,000,000 (the “Purchase Price”) to be paid to the Sellers at closing as follows: (i) CAD$1,000,000 in cash, pro rata with each Seller’s ownership of TOBC (ii) by the issuance to each Seller of a non-interest bearing promissory note in the aggregate principal amount of CAD$200,000, with a maturity date of November 30, 2021, with the principal amount of each note to be pro rata with each Seller’s ownership of TOBC, and secured by a Company guarantee and a general security agreement creating a security interest over certain assets of the Company, and (iii) by the issuance of CAD$2,800,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), calculated based on the volume weighted average price of a share of Common Stock on the OTC Markets from April 28, 2020 through the closing date (provided the price used to determine the number of shares is not be less than USD$2.00 or more than USD$2.30), with each Seller receiving Common Stock pro rata with each Seller’s ownership of TOBC. The Purchase Price is subject to adjustment based upon the amount of TOBC’s working capital on the closing date as determined in accordance with the SPA within 60 days after the closing. The closing and consummation of the transactions contemplated by the SPA is also subject to certain closing conditions and deliveries.

On April 29, 2021, the Company issued 105,757 shares of common stock to Kenar Overseas Corp. in lieu of $227,378 of outstanding interest under the Kenar Note.

On April 30, 2021, the Company issued 5,000 shares of common stock with a fair value of $28,500 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

Loan Amendment

On April 28, 2021, the Company entered into a second loan amendment (the “Second Loan Amendment”) with Kenar to extend the maturity date of the Kenar Note to May 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report filed with the SEC on April 15, 2021, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a significant decrease in revenue for the year ended December 31, 2020 and continues to have losses in the three months ended March 31, 2021 although such losses have decreased in comparison to the three months ended March 31, 2020.

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

Three months ended March 31, 2021 and 2020

Net Revenue. Revenue for the three months ended March 31, 2021 decreased 45.6% to $2,485,891 as compared to $4,571,614 for the three months ended March 31, 2020 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2021 decreased to $2,183,112 as compared to $4,148,398 for the three months ended March 31, 2020. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended March 31, 2021 decreased to $302,779 as compared to $423,216 for the three months ended March 31, 2020. This decrease is directly attributable to a reduction in overall revenue due to the COVID-19 pandemic.

Commissions Expense. Commissions expense decreased to $4,794 for the three months ended March 31, 2021 from $66,829 for the three months ended March 31, 2020. This decrease is due to the lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages expense decreased to $380,596 for the three months ended March 31, 2021 as compared to $409,181 for the three months ended March 31, 2020. This decrease is mainly attributable to the strategic reduction in salaries and stock-based compensation for the three months ended March 31, 2021.

Depreciation and Amortization. Depreciation and amortization expense decreased to $44,079 for the three months ended March 31, 2021 as compared to $77,765 for the three months ended March 31, 2020. The decrease is attributable to lower fixed assets and lower corresponding depreciation recognized during the three months ended March 31, 2021.

Other Operating Expense. Other operating expense decreased by 28.9% to $317,398 for the three months ended March 31, 2021 from $446,433 for the three months ended March 31, 2020. The decrease is attributable the Company’s overhead reduction efforts in all fixed expenses related to its operations to adjust for the reduction in sales due to COVID.

Other Income. Other income increased for the three months ended March 31, 2021 to $76,518 from $0 for the three months ended March 31, 2020. This increase is mainly attributable to the working capital line of credit loan commitment settlement with ACF.

Interest Expense. Interest expense decreased to $110,534 for the three months ended March 31, 2021 from $276,655 for the three months ended March 31, 2020. The decrease is attributable to a decrease in loans outstanding to $4,134,444 for the three months ended March 31, 2021 from $9,582,010 for the three months ended March 31, 2020.

Net Loss. The Company had net loss of $478,104 for the three months ended March 31, 2021 as compared to $853,647 for the three months ended March 31, 2020. The decrease in net loss is primarily attributable to reductions of salaries and wages, interest and other expenses.

Liquidity and Capital Resources

The Company had cash of $146,636 as of March 31, 2021, of which $42,003 was restricted cash. At March 31, 2021, the Company had a working capital deficit of $2,581,653 including $1,299,712 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $605,649 and accounts receivable of $718,163.

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

Cash Provided by Operating Activities. Cash provided by operating activities during the three months ended March 31, 2021 was $462,624 as compared to cash provided by operating activities of $1,857,853 for the three months ended March 31, 2020. The decrease is primarily attributable to reductions in inventory of $1,869,218, other current assets of $68,930 and payables of $42,830 for the three months ended March 31, 2021.

Cash Utilized in Investing Activities. Cash used for investing activities for the three months ended March 31, 2021 was $0 as compared to $13,230 used for investing activities for the three months ended March 31, 2020. The decrease was attributable to no purchase of fixed assets in the three months ended March 31, 2021.

Cash Utilized in Financing Activities. Cash utilized in financing activities for the three months ended March 31, 2021 was $653,675 as compared to cash utilized in financing activities of $1,998,594 for the three months ended March 31, 2020. Reduction of the Company’s revolving working capital line of credit of $1,025,619 was partially offset by the proceeds from the PPP loan of $371,944 for the three months ended March 31, 2021, compared to loan payment and loan costs paid on the working capital line of credit of $1,998,594 for the three months ended March 31, 2020.

Working Capital Line of Credit

Keeler & Co. entered into a $14,000,000 revolving line of credit with ACF on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital to Keeler & Co. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020 and was secured by all of the assets of Keeler & Co. and Coastal Pride. The interest rate under the line of credit was equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of December 31, 2020, the interest rate was 12.48%.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers will pay Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of March 31, 2021 amounted to $780,288.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of March 31, 2021 and December 31, 2020, approximately $1,299,000 of principal remains outstanding and approximately $19,600 and $174,000 of interest was paid under the notes, respectively. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

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

On May 21, 2020, the Kenar Note was amended to (i) extend the maturity date to March 31, 2021, (ii) provide that the Company use one-third of any capital raise from the sale of its equity to reduce the outstanding principal under the Kenar Note, (iii) set the interest rate at 18% per annum, payable monthly commencing October 1, 2020, and (iv) reduce the number of pledged shares by Mr. Keeler to 4,000,000. As consideration therefor, the Company issued 1,021,266 shares of Common Stock to Kenar on May 27, 2020. The outstanding principal amount of the note at March 31, 2021 and December 31, 2020 was $872,500. On April 28, 2021, the Kenar Note was further amended to extend the maturity date to May 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

● We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function; and

● As of May 5, 2021, we hired a chief financial officer who is also the principal financial officer for SEC filing purposes.

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

On February 8, 2021, the Company issued 25,000 shares of common stock with a fair value of $25,250 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On March 30, 2021, the Company issued 10,465 shares of common stock with a fair value of $24,697 to the designee of a law firm for services provided to the Company.

On March 31, 2021, the Company issued 5,000 shares of common stock with a fair value of $11,800 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On March 31, 2021, the Company issued 11,975 shares of common stock to Series A preferred stockholders as a common stock dividend with an aggregate fair value of $28,260 for the three months ended March 31, 2021.

On April 15, 2021, the Company issued an aggregate of 16,460 shares of common stock to Walter Lubkin Jr., Walter Lubkin III, Tracy Greco and John Lubkin (collectively, the “Coastal Sellers”) in lieu of $39,504 of outstanding interest under promissory notes issued by the Company to the Coastal Sellers in connection with the Coastal Pride acquisition.

On April 19, 2021, the Company issued 12,500 shares of common stock with a fair value of $25,000 to the designee of a law firm for services provided.

On April 29, 2021, the Company issued 105,757 shares of common stock to Kenar Overseas Corp. in lieu of $227,378 of outstanding interest under the Kenar Note.

On April 30, 2021, the Company issued 5,000 shares of common stock with a fair value of $28,500 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

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

BLUE STAR FOODS CORP.

Dated: May 17, 2021	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 17, 2021	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

