Form 10-Q
period 2021-06-30
Blue Star Foods Corp.
filed 2021-08-16
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 16, 2021, there were 23,337,541 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Registration Statement on Form S-1 which we filed with the Securities and Exchange Commission (“SEC”) on August 2, 2021. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “Blue Star Foods”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation, and its wholly-owned subsidiaries, Coastal Pride Seaford, LLC, a Florida limited liability company (“Coastal Pride”) and Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”).

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2021	DECEMBER 31, 2020
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,630,732	$55,644
Restricted cash	-	282,043
Accounts receivable, net	610,355	1,082,468
Inventory, net	582,762	1,832,661
Advances to related party	1,299,984	1,299,984
Other current assets	250,795	176,925
Total Current Assets	4,374,628	4,729,725
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	2,045,375	20,064
RIGHT OF USE ASSET	85,300	99,472
INTANGIBLE ASSETS, net
Trademarks	1,166,432	788,614
Customer relationships	2,551,770	1,145,831
Non-compete agreements	121,649	29,171
Total Intangible Assets	3,839,851	1,963,616
GOODWILL	924,672	445,395
OTHER ASSETS	139,349	108,088
TOTAL ASSETS	$11,864,720	$7,821,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accruals	$542,918	$1,607,490
Working capital line of credit	631,958	1,805,907
Current maturities of long-term debt	92,986	-
Current maturities of lease liabilities	29,960	29,337
Current maturities of related party long-term notes	764,657	195,000
Related party notes payable	972,500	972,500
Related party notes payable - subordinated	1,299,712	1,299,712
Other current liabilities	1,168,740	1,346,838
Total Current Liabilities	5,503,431	7,256,784
LONG-TERM LIABILITY
Long-term lease liability	54,976	69,844
Long-term debt	353,512	-
Related party long-term notes	460,000	515,000
Other long-term liabilities	97,376	-
TOTAL LIABILITIES	6,469,295	7,841,628
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021, and 1,413 shares issued and outstanding as of December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,119,041 shares issued and outstanding as of June 30, 2021, and 19,580,721 shares issued and outstanding as of December 31, 2020	2,315	1,958
Additional paid-in capital	19,846,182	13,488,836
Accumulated other comprehensive gain	936	-
Accumulated deficit	(14,454,008)	(13,510,517)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,395,425	(19,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,864,720	$7,821,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2021 and 2020

	Three months ended		Six months ended
	(unaudited)		(unaudited)
	2021	2020	2021	2020
REVENUE, NET	$2,129,389	$2,865,103	$4,615,280	$7,436,717
COST OF REVENUE	1,559,490	2,882,541	3,742,602	7,030,939

GROSS PROFIT	569,899	(17,438)	872,678	405,778

COMMISSIONS	13,606	25,534	18,400	92,363
SALARIES AND WAGES	228,859	241,072	609,455	650,253
DEPRECIATION AND AMORTIZATION	55,911	153,195	99,990	230,960
OTHER OPERATING EXPENSES	638,585	158,749	955,983	605,182

LOSS FROM OPERATIONS	(367,062)	(595,988)	(811,150)	(1,172,980)

OTHER INCOME	28,672	-	105,190	-
FORBEARANCE FEE EXPENSE (NON-CASH)	-	(2,655,292)	-	(2,655,292)
INTEREST EXPENSE	(98,737)	(239,653)	(209,271)	(516,308)

NET LOSS	(437,127)	(3,490,933)	(915,231)	(4,344,580)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	10,817	-	7,577

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(437,127)	$(3,501,750)	$(915,231)	$(4,352,157)

DIVIDEND ON PREFERRED STOCK	-	28,261	28,260	56,520

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP. COMMON SHAREHOLDERS	$(437,127)	$(3,530,011)	$(943,491)	$(4,408,677)

COMPREHENSIVE INCOME (LOSS):

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	936	-	936	-

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	9,094	-	23,700

COMPREHENSIVE INCOME (LOSS)	$936	$19,911	$936	$31,277

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(436,191)	$(3,501,750)	$(914,295)	$(4,352,157)

Loss per basic and diluted common share:
Basic net loss per common share	$(0.02)	$(0.20)	$(0.05)	$(0.24)
Basic weighted average common shares outstanding	19,758,871	17,822,158	19,739,841	18,054,611
Fully diluted net loss per common share	$(0.02)	$(0.20)	$(0.05)	$(0.24)
Fully diluted weighted average common shares outstanding	19,758,871	17,822,158	19,739,841	18,054,611

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Blue Star Foods Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
December 31, 2020	1,413	$-	19,580,721	$1,958	$13,488,836	$(13,510,517)	$-	$(19,723)	$-	$(19,723)
Stock based compensation	-	-	-	-	30,319	-	-	30,319	-	30,319
Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-	-	-
Common stock issued for service	-	-	40,465	5	96,242	-	-	96,247	-	96,247
Net Loss	-	-	-	-	-	(478,104)	-	(478,104)	-	(478,104)
March 31, 2021	1,413	$-	19,633,161	$1,964	$13,643,656	$(14,016,881)	$-	$(371,261)	$-	$(371,261)
Stock based compensation	-	-	-	-	66,170	-	-	66,170	-	66,170
Common stock issued to settle related party interest	-	-	122,217	13	266,869	-	-	266,882	-	266,882
Common stock issued for cash	-	-	1,286,500	129	2,572,871	-	-	2,573,000	-	2,573,000
Common stock issued for service	-	-	37,965	5	231,616	-	-	231,621	-	231,621
Common stock issued to be held in escrow	-	-	344,957	34	793,366	-	-	793,400	-	793,400
Common stock issued for Taste of BC acquisition	-	-	987,741	99	2,271,705	-	-	2,271,804	-	2,271,804
Preferred stock conversion to Common stock	(1,413)	-	706,500	71	(71)	-	-	-	-	-
Net Loss	-	-	-	-	-	(437,127)	-	(437,127)	-	(437,127)
Comprehensive Income	-	-	-	-	-	-	936	936	-	936
June 30, 2021	-	$-	23,119,041	$2,315	$19,846,182	$(14,454,008)	$936	$5,395,425	$-	$5,395,425

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Blue Star Foods Corp. Stockholders’	Non-Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
December 31, 2019	1,413	$-	17,589,705	$1,761	$8,789,021	$(8,952,466)	$-	$(161,684)	$(358,028)	$(519,712)
Stock based compensation	-	-	-	-	34,846	-	-	34,846	-	34,846
Series A preferred 8% dividend issued in common stock	-	-	14,130	1	28,258	(28,259)	-	-	-	-
Net Loss	-	-	-	-	-	(850,407)	-	(850,407)	(3,240)	(853,647)
Comprehensive Income	-	-	-	-	-	-	-	-	14,606	14,606
March 31, 2020	1,413	$-	17,603,835	$1,762	$8,852,125	$(9,831,132)	$-	$(977,245)	$(346,662)	$(1,323,907)
Stock based compensation	-	-	-	-	34,846	-	-	34,846	-	34,846
Common stock issued for cash	-	-	5,000	1	9,999	-	-	10,000	-	10,000
Common stock issued to a related party lender	-	-	1,021,266	102	2,655,190	-	-	2,655,292	-	2,655,292
Series A preferred 8% dividend issued in common stock	-	-	12,287	1	28,260	(28,261)	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(3,501,750)	-	(3,501,750)	10,817	(3,490,933)
Comprehensive Income	-	-	-	-	-	-	-	-	9,094	9,094
June 30, 2020	1,413	$-	18,642,388	$1,866	$11,580,420	$(13,361,143)	$-	$(1,778,857)	$(326,751)	$(2,105,608)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

	Unaudited
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(915,231)	$(4,344,580)
Adjustments to reconcile net loss to net cash provided in operating activities:
Stock based compensation	96,489	69,692
Common stock issued for service	327,868	-
Common stock issued for forbearance fee	-	2,655,292
Depreciation of fixed assets	2,170	18,247
Amortization of right of use asset	-	87,308
Amortization of intangible assets	85,320	81,088
Amortization of loan costs	12,500	51,977
Deferred taxes	-	8,361
Lease expense	14,172	-
Bad debt expense	1,727	13,474
Allowance for inventory obsolescence	375	370,203
Changes in operating assets and liabilities:
Accounts receivables	490,745	726,867
Inventories	1,322,975	4,147,203
Advances to affiliated supplier	-	(18,938)
Other current assets	(62,504)	25,553
Right of use liability	(14,245)	(77,824)
Other assets	(47,673)	-
Accounts payable and accruals	(797,690)	(708,137)
Other current liabilities	(205,291)	-
Net Cash Provided by Operating Activities	311,707	3,105,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(790,593)	-
Purchases of fixed assets	-	(47,179)
Net Cash Used in Investing Activities	(790,593)	(47,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	2,573,000	10,000
Proceeds from working capital line of credit	4,323,678	3,223,081
Proceeds from PPP loan	371,944	-
Proceeds from notes payable	-	388,550
Repayments of working capital line of credit	(5,497,627)	(6,777,035)
Payments of loan costs	-	(70,000)
Net Cash Provided by (Used in) Financing Activities	1,770,995	(3,225,404)

Effect of Exchange Rate Changes on Cash	936	23,700

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,293,045	(143,097)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	337,687	195,810

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,630,732	$52,713

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A preferred 8% dividend issued in common stock	28,260	56,520
Operating lease assets recognized in exchange for operating lease liabilities	-	28,137
Preferred shares conversion to common stock	71
Common stock issued for interest payment	266,882	-
Shares issued for acquisition	3,065,204	-
Related party notes recognized from business acquisition	162,400	-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$339,747	$516,308

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Blue Star Foods Corp. (“we”, “our”, the “Company”) is an international seafood company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company was formed under the laws of the State of Delaware. The Company’s current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon produced under the brand name Little Cedar Farms for distribution in Canada.

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

On April 27, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with TOBC, and Steve Atkinson and Janet Atkinson (the “Sellers”), the owners of all of the capital stock of TOBC (the “TOBC Shares”), pursuant to which the Company acquired all of the TOBC Shares from the Sellers for an aggregate purchase price of CAD$4,000,000 for: (i) an aggregate of CAD$1,000,000 in cash (with each Seller receiving a pro rata amount based upon the total number of TOBC Shares held by such Seller); (ii) promissory notes in the aggregate principal amount of CAD$200,000 (the “Notes”) with the principal amount of each Seller’s Note based on such Seller’s pro rata portion of the TOBC Shares); and (iii) 987,741 shares of the Company’s common stock (representing CAD$2,800,000 of shares based on USD$2.30 per share) with each Seller receiving a pro rata portion of such shares based upon the total number of TOBC Shares held by such Seller.

On June 24, 2021, the Purchase Agreement was amended (the “Amendment”), to increase the Purchase Price up to an aggregate of CAD$5,000,000 and the acquisition closed. Pursuant to the Amendment, on August 3, 2021, an aggregate of 344,957 shares of the Company’s common stock (representing CAD$1,000,000 of additional shares calculated at USD$2.30 per share) was put in escrow until the 24-month anniversary of the closing. If, within 24 months of the closing, TOBC has cumulative revenue of at least CAD$1,300,000, the Sellers will receive all of the escrowed shares. If, as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

On June 24, 2021, the Company consummated the acquisition of TOBC. As a result of the acquisition, TOBC became a wholly owned subsidiary of the Company.

TOBC is a land-based recirculating aquaculture systems salmon farming operation, based in Nanaimo, British Columbia, Canada, which sells its steelhead salmon to distributors in Canada.

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

As of June 30, 2021, and December 31, 2020, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod during the six months ended June 30, 2021. A permits renewal payment of $8,000 was made to Bacolod during the three months ended June 30, 2021. Cost of revenue related to inventories purchased from Bacolod represented approximately $126 and $238,000 of total cost of revenue for the six months ended June 30, 2021 and 2020, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon produced under the brand name Little Cedar Farms for distribution in Canada. The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2021. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

June 30, 2021
Assets
Operating lease assets	$85,300

Liabilities
Current
Operating lease liabilities	$29,960
Noncurrent
Operating lease liabilities	$54,976

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,245
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2021
Weighted-average remaining lease term
Operating leases	2.92 years
Weighted-average discount rate
Operating leases	4.3%

Maturities of lease liabilities as of June 30, 2021, were as follows:

Operating Leases

2021 (six months remaining)	16,776
2022	33,552
2023	26,474
2024	15,060
2025	-
Thereafter	-
Total lease payments	91,862
Less: amount of lease payments representing interest	(6,926)
Present value of future minimum lease payments	$84,936
Less: current obligations under leases	$(29,960)
Non-current obligations	$54,976

Intangible Assets and Goodwill

The Company accounts for business combinations under the acquisition method of accounting in accordance with ASC 805, “Business Combinations,” where the total purchase price is allocated to the tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The purchase price is allocated using the information currently available, and may be adjusted, up to one year from acquisition date, after obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions to preliminary estimates. The purchase price in excess of the fair value of the tangible and identified intangible assets acquired less liabilities assumed is recognized as goodwill.

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the six months ended June 30, 2021 and 2020.

Foreign Currency Exchange Rates Risk

We manage our exposure to fluctuations in foreign currency exchange rates through our normal operating activities. Our primary focus is to monitor our exposure to, and manage, the economic foreign currency exchange risks faced by our operations and realized when we exchange one currency for another. Our operations primarily utilize the U.S. dollar and Canadian dollar as their functional currencies. Movements in foreign currency exchange rates affect our financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2021, the Company incurred a net loss of $915,231, has an accumulated deficit of $14,454,008 and working capital deficit of $1,128,803, with the current liabilities inclusive of $1,299,712 in stockholder loans that are subordinated to the provider of the working capital facility, and $29,960 in the current portion of the lease liability recognition. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The line of credit accrued interest at a rate equal to the greater of 3 Month LIBOR rate plus 9.25%, the Prime rate plus 6.0% or a fixed rate of 6.5%.

The ACF line of credit agreement was subject to the following terms:

●	Borrowing was based on up to 85% of eligible accounts receivable plus the net orderly liquidation value of eligible inventory at the same rate, subject to certain defined limitations.
●	The line was collateralized by substantially all the assets and property of Keeler & Co. and was personally guaranteed by the stockholder of the Company.
●	Keeler & Co. was restricted to specified distribution payments, use of funds, and was required to comply with certain other covenants including certain financial ratios.
●	All cash received by Keeler & Co. was applied against the outstanding loan balance.
●	A subjective acceleration clause allowed ACF to call the note upon a material adverse change.

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

The Borrowers utilized $784,450 borrowed from Lighthouse to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of June 30, 2021 amounted to $631,958.

First West Credit Union CEBA Loan

On June 24, 2021, the Company assumed a commercial term loan with First West Credit Union Canada Emergency Business Account (“CEBA”) in the principal amount of CAD$60,000 in connection with the acquisition of TOBC. The loan initially bears no interest and is due on December 31, 2025. The borrower may prepay all or part of the loan commencing November 1, 2022 and if, by December 31, 2022, the Company has paid 75% of the loan amount, the remaining 25% will be forgiven as per the loan agreement. If less than 75% of the loan amount is outstanding by December 31, 2022, the then outstanding balance will be converted to interest only monthly payments at 5.0%.

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $1,299,000 of principal and interest expense of $39,100 and $174,000 as of June 30, 2021 and December 31, 2020, respectively. These notes are payable on demand, bear an annual interest rate of 6% and were subordinated to the ACF working capital line of credit until March 31, 2021. Since March 31, 2021, these notes are subordinated to the Lighthouse note. No principal payments were made by the Company during the six months ended June 30, 2021.

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

The principal amount of the Kenar Note as of June 30, 2021 was $872,500. Interest expense was approximately $77,800 during the six months ended June 30, 2021.

On July 6, 2021, the Company entered into a note payoff indemnity agreement with Kenar pursuant to which the Company paid Kenar $918,539 of principal and accrued interest in full satisfaction of the amounts due to Kenar under a Second Loan Amendment, dated April 26, 2021, between the Company and Kenar, and the Kenar Note was extinguished and the shares pledged by Mr. Keeler were released.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15% and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021. Interest expense was approximately $2,400 during the six months ended June 30, 2021. On July 1, 2021, the Company paid off the January 1, 2021 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000 which accrues interest at the rate of 10% per annum and matures on September 30, 2021.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. To date, no payments have been made under the note since the EBITDA generated by Coastal Pride has not required such payment. This note is subordinate to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the six months ended June 30, 2021. Interest expense was approximately $9,900 during the six months ended June 30, 2021.

Walter Lubkin III Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the six months ended June 30, 2021. Interest expense was approximately $1,700 during the six months ended June 30, 2021.

Tracy Greco Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the six months ended June 30, 2021. Interest expense was approximately $1,400 during the six months ended June 30, 2021.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $50,786 to John Lubkin as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the six months ended June 30, 2021. Interest expense was approximately $1,000 during the six months ended June 30, 2021.

Steven Atkinson and Janet Atkinson Promissory Notes – Subordinated

On June 24, 2021, the Company issued a promissory note in the principal amount of CAD$102,000 (USD$82,824) to Janet Atkinson as part of the TOBC acquisition. The note bears no interest and is due on November 30, 2021.

On June 24, 2021, the Company issued a promissory note in the principal amount of CAD$98,000 (USD$79,576) to Steven Atkinson as part of the TOBC acquisition. The note bears no interest and is due on November 30, 2021.

Payroll Protection Program Loan

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. The Company may apply for forgiveness after August 17, 2021 and may be required to make monthly payments of approximately $8,500 beginning June 2, 2022. As of June 30, 2021, the Company recorded interest expense of approximately $1,200.

Note 5. Business Combination

Acquisition of Taste of BC Aquafarms

On June 24, 2021, the Company consummated the acquisition of TOBC and TOBC became a wholly owned subsidiary of the Company. The acquisition was accounted for as a business combination under the provisions of ASC 805. The aggregate purchase price of CAD$5,000,000 was paid as follows: (i) an aggregate of CAD$1,000,000 in cash to the Sellers; (ii) promissory notes in the aggregate principal amount of CAD$200,000 to the Sellers; (iii) 987,741 shares of the Company’s common stock (representing CAD$2,800,000 of shares based on USD$2.30 per share) with each Seller receiving their pro rata portion based on their ownership; and an aggregate of 344,957 shares of the Company’s common stock (representing CAD$1,000,000 additional shares calculated at USD$2.30 per share) were issued on August 3, 2021 and put in escrow until June 24, 2023. If, within 24 months of the closing, TOBC has cumulative revenue of at least CAD$1,300,000, the Sellers will receive all of the escrowed shares. If, as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

The transaction costs incurred in connection with the acquisition of TOBC amounted to $31,000.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed. The business combination accounting is not yet complete and the amounts assigned to assets acquired and liabilities assumed are provisional. Therefore, this may result in future adjustments to the provisional amounts as information is obtained about facts and circumstances that existed at the acquisition date.

Consideration Paid:
Cash and cash equivalents	$814,000
Common stock, 987,741 shares of BSFC common stock	2,271,804
Promissory notes to Sellers	162,400
Contingent consideration - Common stock, 344,957 shares of BSFC common stock in escrow	793,400
Fair value of total consideration	$4,041,604

Purchase Price Allocation:
Tangible assets acquired	$2,157,506
Trademarks	406,150
Customer relationships	1,454,017
Non-compete agreements	97,476
Goodwill	479,277
Liabilities assumed	(552,822)
Fair market value of net assets acquired	$4,041,604

In determining the fair value of the common stock issued, the Company considered the value of the stock as estimated by the Company at the time of closing. The value of USD$2.30 per share of common stock, as provided in the Purchase Agreement, was calculated based on the volume weighted average price of a share of the Company’s common stock on the OTC Markets for the period commencing on April 28, 2020, the date the Company’s common stock started trading on the OTC Markets, through the closing of the acquisition on June 24, 2021.

Liabilities assumed included three mortgage loans of approximately CAD$490,000 which were paid off by the Company on July 9, 2021. The Company has one commercial loan outstanding for CAD$60,000 which is due on December 31, 2025.

Unaudited Pro Forma Information

The following unaudited pro forma information assumes the business acquisition occurred on January 1, 2020. For all of the business acquisitions, depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Revenue	$4,936,796	$7,535,578
Net loss attributable to common shareholders	$(767,791)	$(4,368,367)
Basic and diluted loss per share	$(0.04)	$(0.25)

The information included in the pro forma amounts is derived from historical information obtained from the Sellers of the business.

Note 6. Common Stock

On July 1, 2020, the Company entered into an investment banking engagement agreement, as amended on October 30, 2020, with Newbridge Securities Corporation. In consideration for advisory services, the Company agreed to issue Newbridge a total of 60,000 shares of common stock with a fair value of $138,000 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $69,000 for the six months ended June 30, 2021 in connection with these shares.

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

On April 19, 2021, the Company issued 12,500 shares of common stock with a fair value of $25,000 to the designee of a law firm for services provided to the Company.

On April 29, 2021, the Company issued 105,757 shares of common stock to Kenar Overseas Corp. in lieu of $227,378 of outstanding interest under the Kenar Note.

On April 30, 2021, the Company issued 5,000 shares of common stock with a fair value of $28,500 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On May 31, 2021, the Company issued 5,000 shares of common stock with a fair value of $31,500 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On June 17, 2021, the Company sold pursuant to subscription agreements an aggregate of 475,000 shares of common stock at $2.00 per share to four accredited investors in a private offering for gross proceeds of $950,000.

On June 23, 2021, the Company sold pursuant to subscription agreements an aggregate 212,750 shares of common stock at $2.00 per share to twenty-seven accredited investors in a private offering for gross proceeds of $425,000.

On June 24, 2021, the Company issued 987,741 shares to the sellers of TOBC as partial consideration for the sale of TOBC to the Company.

On June 30, 2021, the Company issued 5,000 shares of common stock with a fair value of $36,250 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On June 30, 2021, the Company issued 10,465 shares of common stock with a fair value of $75,871 to the designee of a law firm for services provided to the Company.

On June 30, 2021, the Company issued an aggregate of 706,500 shares of common stock to Series A preferred stockholders upon conversion of an aggregate 1,413 shares of Series A preferred stock.

On June 30, 2021, the Company sold pursuant to subscription agreements an aggregate of 598,750 shares of common stock at $2.00 per share to twenty-six accredited investors in a private offering for gross proceeds of $1,198,000.

Note 7. Options

The following table represents option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,810,000	$2.00	7.87
Exercisable – December 31, 2020	3,280,000	$2.00	7.87	$721,600
Granted	676,417	$-
Forfeited	(63,750)	$2.00
Vested	3,431,250
Outstanding – June 30, 2021	4,422,667	$2.00	7.33
Exercisable – June 30, 2021	3,431,250	$2.00	7.33	$18,014,065

The Company recognized $96,489 of compensation expense for vested stock options issued to contractors and employees during 2019 for the six months ended June 30, 2021.

Note 8. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	353,250	$2.40	0.85
Exercisable – December 31, 2020	353,250	$2.40	0.85	$-
Granted	1,286,500	$-
Forfeited or Expired	-	$-
Outstanding – June 30, 2021	1,639,750	$2.09	2.39
Exercisable – June 30, 2021	1,639,750	$2.09	2.39	$8,467,388

As of June 30, 2021, the Company issued warrants to purchase an aggregate of 1,286,500 shares at an exercise price of $2.00 per share in a private offering to fifty-seven accredited investors that expire in June 2024.

Note 9. Commitment and Contingencies

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

Rental and equipment lease expenses amounted to approximately $28,400 and $125,000 for the six months ended June 30, 2021 and 2020, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized, the Company has reserved for the entire amount of the settlement.

Note 10. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic for 2020 and into 2021. The Company’s business not being deemed essential resulted in decreased financial performance that may not be indicative of future financial results. Government-mandated closures of businesses and shipping delays have affected our sales and inventory purchases. The Company continues to face uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. Although the COVID-19 vaccine is currently available to the population in the U.S., cases of the COVID-19 virus continue to raise due to variants of the virus and the long-term effects of this pandemic are yet to be seen. The Company’s sales and supply may continue to be adversely affected due to COVID-19 and plans continue to be developed to ensure a prompt response is given to address the effects of the pandemic.

Note 11. Subsequent Events

On July 1, 2021, the Company issued to Lobo an unsecured promissory note in the principal amount of $100,000 which accrues interest at the rate of 10% per annum and matures on September 30, 2021.

On July 6, 2021, the Company entered into a note payoff indemnity agreement with Kenar pursuant to which the Company paid Kenar $918,539 of principal and accrued interest in full satisfaction of the amounts due to Kenar under a Second Loan Amendment, dated April 26, 2021, between the Company and Kenar. Consequently, the Kenar Note was extinguished, and the shares pledged by Mr. Keeler were released.

On July 8, 2021, we sold pursuant to subscription agreements an aggregate of 83,750 shares of common stock at a purchase price of $2.00 per share and issued warrants to purchase an aggregate of 83,750 shares at an exercise price of $2.00 per share in a private offering to sixteen accredited investors for gross proceeds of $167,500.

On July 14, 2021, we sold pursuant to subscription agreements an aggregate of 129,750 shares of common stock at a purchase price of $2.00 per share and issued warrants to purchase an aggregate of 129,750 shares at an exercise price of $2.00 per share in a private offering to four accredited investors for gross proceeds of $259,500.

On August 3, 2021, the Company issued 5,000 shares of common stock with a fair value of $30,000 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

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

In November 2019, we acquired Coastal Pride, a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crabmeat sourced primarily from Mexico and Latin America and sells premium branded label crabmeat throughout North America

In June 2021, we acquired Taste of BC Aquafarms, Inc., a family-owned and operated land-based recirculating aquaculture systems salmon farming operation, based in Nanaimo, British Columbia, Canada which sells its steelhead salmon to distributors in Canada.

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a significant decrease in revenue for the year ended December 31, 2020 and continues to have losses in the six months ended June 30, 2021 although such losses have significantly decreased in comparison to the six months ended June 30, 2020.

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

Three months ended June 30, 2021 and 2020

Net Revenue. Revenue for the three months ended June 30, 2021 decreased 25.7% to $2,129,389 as compared to $2,865,103 for the three months ended June 30, 2020 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2021 decreased to $1,559,490 as compared to $2,882,541 for the three months ended June 30, 2020. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the three months ended June 30, 2021 increased to $569,899 as compared to the gross loss of $17,438 in the three months ended June 30, 2020. This increase is attributable to higher market prices and lower cost of goods sold in comparison with the three months ended June 30, 2020.

Commissions Expense. Commissions expense decreased to $13,606 for the three months ended June 30, 2021 from $25,534 for the three months ended June 30, 2020. This decrease is due to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages expense decreased to $228,859 for the three months ended June 30, 2021 as compared to $241,072 for the three months ended June 30, 2020. This decrease is mainly attributable to a strategic reduction in salaries and stock-based compensation.

Depreciation and Amortization. Depreciation and amortization expense decreased to $55,911 for the three months ended June 30, 2021 as compared to $153,195 for the three months ended June 30, 2020. The decrease is attributable to lower fixed assets and lower corresponding depreciation recognized.

Other Operating Expense. Other operating expense increased to $638,585 for the three months ended June 30, 2021 from $158,749 for the three months ended June 30, 2020. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the TOBC acquisition and a Nasdaq uplisting application.

Other Income. Other income increased for the three months ended June 30, 2021 to $28,672 from $0 for the three months ended June 30, 2020. This increase is mainly attributable to collections made by Coastal Pride for debt existing prior to the acquisition of Coastal Pride by the Company.

Forbearance Fee Expense (Non-Cash). Forbearance fee expense decreased to $0 for the three months ended June 30, 2021 from $2,655,292 for the three months ended June 30, 2020. This decrease is a result of a one-time, non-cash expense related to the issuance of common stock for a forbearance fee in connection with the Kenar Note in 2020.

Interest Expense. Interest expense decreased to $98,737 for the three months ended June 30, 2021 from $239,653 for the three months ended June 30, 2020. The decrease is attributable to a decrease in loans and line of credit outstanding to $4,141,479 for the three months ended June 30, 2021 from $8,963,605 for the three months ended June 30, 2020.

Net Loss. Net loss was $437,127 for the three months ended June 30, 2021 as compared to a net loss of $3,490,933 for the three months ended June 30, 2020. The decrease in net loss is primarily attributable to reductions of depreciation and amortization, interest and other expenses.

Six months ended June 30, 2021 and 2020

Net Revenue. Revenue for the six months ended June 30, 2021 decreased 37.9% to $4,615,280 as compared to $7,436,717 for the six months ended June 30, 2020 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2021 decreased to $3,742,602 as compared to $7,030,939 for the six months ended June 30, 2020. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit margin for the six months ended June 30, 2021 increased to $872,678 as compared to $405,778 for the six months ended June 30, 2020. This increase is attributable to higher market prices and lower cost of goods sold in comparison to the six months ended June 30, 2020.

Commissions Expense. Commissions expense decreased to $18,400 for the six months ended June 30, 2021 from $92,363 for the six months ended June 30, 2020. This decrease is due to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages expense decreased to $609,455 for the six months ended June 30, 2021 as compared to $650,253 for the six months ended June 30, 2020. This decrease is mainly attributable to a strategic reduction in salaries and stock-based compensation.

Depreciation and Amortization. Depreciation and amortization expense decreased to $99,990 for the six months ended June 30, 2021 as compared to $230,960 for the six months ended June 30, 2020. The decrease is attributable to lower fixed assets and lower corresponding depreciation recognized.

Other Operating Expense. Other operating expense increased to $955,983 for the six months ended June 30, 2021 from $605,182 for the six months ended June 30, 2020. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the TOBC acquisition and a Nasdaq uplisting application.

Other Income. Other income increased for the six months ended June 30, 2021 to $105,190 from $0 for the six months ended June 30, 2020. This increase is mainly attributable to collections made by Coastal Pride for debt existing prior to the acquisition of Coastal Pride by the Company.

Forbearance Fee Expense (Non-Cash). Forbearance fee expense (non-cash) decreased to $0 for the six months ended June 30, 2021 from $2,655,292 for the six months ended June 30, 2020. This decrease is the result of a one-time, non-cash expense related to the issuance of common stock for a forbearance fee in connection with the Kenar Note in 2020.

Interest Expense. Interest expense decreased to $209,271 for the six months ended June 30, 2021 from $516,308 for the six months ended June 30, 2020. The decrease is attributable to a decrease in loans and line of credit outstanding to $4,476,878 for the six months ended June 30, 2021 from $9,928,084 for the six months ended June 30, 2020.

Net Loss. Net loss was $915,231 for the six months ended June 30, 2021 as compared to $4,344,580 for the six months ended June 30, 2020. The decrease in net loss is primarily attributable to reductions of depreciation and amortization, interest and other expenses.

Liquidity and Capital Resources

The Company had cash of $1,630,732 as of June 30, 2021. At June 30, 2021, the Company had a working capital deficit of $1,128,803, including $1,299,712 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $582,762 and accounts receivable of $610,355.

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

Cash Provided by Operating Activities. Cash provided by operating activities during the six months ended June 30, 2021 was $311,707 as compared to cash provided by operating activities of $3,105,786 for the six months ended June 30, 2020. The decrease is primarily attributable to reductions in inventory of $2,284,228, receivables of $236,122 and other current liabilities of $205,291 for the six months ended June 30, 2021.

Cash Utilized in Investing Activities. Cash used for investing activities for the six months ended June 30, 2021 was $790,593 as compared to cash used for investing activities of $47,179 for the six months ended June 30, 2020. The increase was attributable to the acquisition of TOBC for the six months ended June 30, 2021.

Cash Provided by (Utilized in) Financing Activities. Cash provided by financing activities for the six months ended June 30, 2021 was $1,770,995 as compared to cash utilized in financing activities of $3,225,404 for the six months ended June 30, 2020. Reduction of the Company’s revolving working capital line of credit of $1,173,949 was partially offset by the proceeds from the PPP loan of $371,944 for the six months ended June 30, 2021, compared to loan payment and loan costs paid on the working capital line of credit of $3,165,404 for the six months ended June 30, 2020. As of June 30, 2021, the Company had $2,573,000 of proceeds from a common stock private offering.

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

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of June 30, 2021 amounted to $631,958.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of June 30, 2021 and December 31, 2020, approximately $1,299,000 of principal remains outstanding and approximately $39,100 and $174,000 of interest was paid under the notes, respectively. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made.

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

On July 6, 2021, the Company entered into a note payoff indemnity agreement with Kenar pursuant to which the Company paid Kenar $918,539 of principal and accrued interest in full satisfaction of the amounts due to Kenar under the Second Loan Amendment, dated April 26, 2021, between the Company and Kenar, and the Kenar Note was extinguished, and the shares pledged by Mr. Keeler were released.

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder of the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 15% per annum and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021. On July 1, 2021, the Company paid off the January 1, 2021 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% per annum and matures on September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

● As of May 5, 2021, we hired a chief financial officer who is also the principal financial officer for SEC filing purposes; and

● On July 19, 2021, the Company established an audit committee and has determined that Jeffrey Guzy is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

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

On June 30, 2021, we issued an aggregate of 706,500 shares of common stock to Series A preferred stockholders upon the conversion of an aggregate of 1,413 shares of Series A preferred stock.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

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

BLUE STAR FOODS CORP.

Dated: August 16, 2021	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 16, 2021	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

