Form 10-Q
period 2021-09-30
Blue Star Foods Corp.
filed 2021-11-22
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BSFC	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

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

As of November 22, 2021, there were 24,575,806 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Registration Statement on Form S-1 which we filed with the Securities and Exchange Commission (“SEC”) on October 25, 2021. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “Blue Star Foods”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation, and its wholly-owned subsidiary, Coastal Pride Seaford, LLC, a Florida limited liability company (“Coastal Pride”) and Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”).

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$203,967	$55,644
Restricted cash	-	282,043
Accounts receivable, net	754,778	1,082,468
Inventory, net	1,910,535	1,832,661
Advances to related party	1,299,984	1,299,984
Other current assets	849,628	176,925
Total Current Assets	5,018,892	4,729,725
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	2,023,596	20,064
RIGHT OF USE ASSET	78,214	99,472
INTANGIBLE ASSETS, net
Trademarks	1,145,697	788,614
Customer relationships	2,504,214	1,145,831
Non-compete agreements	113,238	29,171
Total Intangible Assets	3,763,149	1,963,616
GOODWILL	445,395	445,395
OTHER ASSETS	125,826	108,088
TOTAL ASSETS	$11,910,617	$7,821,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accruals	$1,522,635	$1,607,490
Working capital line of credit	1,520,433	1,805,907
Current maturities of long-term debt	-	-
Current maturities of lease liabilities	29,651	29,337
Current maturities of related party long-term notes	437,400	195,000
Related party notes payable	100,000	972,500
Related party notes payable - subordinated	1,150,000	1,299,712
Other current liabilities	1,084,650	1,346,838
Total Current Liabilities	5,844,769	7,256,784
LONG-TERM LIABILITY
Long-term lease liability	48,163	69,844
Long-term debt	31,531	-
Related party long-term notes	435,000	515,000
Other long-term liabilities	-	-
TOTAL LIABILITIES	6,359,463	7,841,628
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021, and 1,413 shares issued and outstanding as of December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,352,730 shares issued and outstanding as of September 30, 2021, and 19,580,721 shares issued and outstanding as of December 31, 2020	2,339	1,958
Additional paid-in capital	20,117,280	13,488,836
Accumulated other comprehensive gain	47,331	-
Accumulated deficit	(14,615,796)	(13,510,517)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	5,551,154	(19,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,910,617	$7,821,905

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

	Three months ended		Nine months ended
	(Unaudited)		(Unaudited)
	2021	2020	2021	2020
REVENUE, NET	$3,726,704	$3,980,151	$8,341,984	$11,416,868
COST OF REVENUE	3,056,461	3,433,789	6,799,063	10,464,728

GROSS PROFIT	670,243	546,362	1,542,921	952,140

COMMISSIONS	23,932	13,620	42,332	105,983
SALARIES AND WAGES	419,445	282,279	1,028,900	932,532
DEPRECIATION AND AMORTIZATION	143,199	109,738	243,189	348,358
OTHER OPERATING EXPENSES	575,824	307,543	1,531,807	1,060,978

LOSS FROM OPERATIONS	(492,157)	(166,818)	(1,303,307)	(1,495,711)

OTHER INCOME	385,855	355,857	491,045	511,770
FORBEARANCE FEE EXPENSE (NON-CASH)	-	-	-	(2,655,292)
INTEREST EXPENSE	(55,486)	(188,501)	(264,757)	(704,809)

NET LOSS	(161,788)	538	(1,077,019)	(4,344,042)

LESS: NET INCOME (LOSS) ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	7,577

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(161,788)	$538	$(1,077,019)	$(4,351,619)

DIVIDEND ON PREFERRED STOCK	-	28,260	28,260	84,780

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP. COMMON SHAREHOLDERS	$(161,788)	$(27,722)	$(1,105,279)	$(4,436,399)

COMPREHENSIVE INCOME (LOSS):

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	46,395	-	47,331	-

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	-	-	23,700

COMPREHENSIVE INCOME	$46,395	$-	$47,331	$31,277

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(115,393)	$538	$(1,029,688)	$(4,351,619)

Loss per basic and diluted common share:
Basic net loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.24)
Basic weighted average common shares outstanding	23,181,182	18,701,736	20,899,560	18,117,491
Fully diluted net loss per common share	$(0.01)	$(0.00)	$(0.05)	$(0.24)
Fully diluted weighted average common shares outstanding	23,181,182	18,701,736	20,899,560	18,117,491

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Blue Star Foods Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
December 31, 2020	1,413	$-	19,580,721	$1,958	$13,488,836	$(13,510,517)	$-	$(19,723)	$-	$(19,723)
Stock based compensation	-	-	-	-	30,319	-	-	30,319	-	30,319
Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-	-	-
Common stock issued for service	-	-	40,465	5	96,242	-	-	96,247	-	96,247
Net Loss	-	-	-	-	-	(478,104)	-	(478,104)	-	(478,104)
March 31, 2021	1,413	$-	19,633,161	$1,964	$13,643,656	$(14,016,881)	$-	$(371,261)	$-	$(371,261)
Stock based compensation	-	-	-	-	66,170	-	-	66,170	-	66,170
Common stock issued to settle related party interest	-	-	122,217	13	266,869	-	-	266,882	-	266,882
Common stock issued for cash	-	-	1,286,500	129	2,572,871	-	-	2,573,000	-	2,573,000
Common stock issued for service	-	-	37,965	5	231,616	-	-	231,621	-	231,621
Common stock issued to be held in escrow	-	-	344,957	34	689,880	-	-	689,914	-	689,914
Common stock issued for Taste of BC acquisition	-	-	987,741	99	1,975,384	-	-	1,975,483	-	1,975,483
Preferred stock conversion to Common stock	(1,413)	-	706,500	71	(71)	-	-	-	-	-
Net Loss	-	-	-	-	-	(437,127)	-	(437,127)	-	(437,127)
Comprehensive Income	-	-	-	-	-	-	936	936	-	936
June 30, 2021	-	$-	23,119,041	$2,315	$19,446,375	$(14,454,008)	$936	$4,995,618	$-	$4,995,618
Stock based compensation	-	-	-	-	117,568	-	-	117,568	-	117,568
Common stock issued for cash	-	-	213,500	21	426,979	-	-	427,000	-	427,000
Common stock issued for service	-	-	20,189	3	126,358	-	-	126,361	-	126,361
Net Loss	-	-	-	-	-	(161,788)	-	(161,788)	-	(161,788)
Comprehensive Income	-	-	-	-	-	-	46,395	46,395	-	46,395
September 30, 2021	-	$-	23,352,730	$2,339	$20,117,280	$(14,615,796)	$47,331	$5,551,154	$-	$5,551,154

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Blue Star Foods Corp. Stockholders’	Non- Controlling	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit	Interest	Deficit
December 31, 2019	1,413	$-	17,589,705	$1,761	$8,789,021	$(8,952,466)	$-	$(161,684)	$(358,028)	$(519,712)
Stock based compensation	-	-	-	-	34,846	-	-	34,846	-	34,846
Series A preferred 8% dividend issued in common stock	-	-	14,130	1	28,258	(28,259)	-	-	-	-
Net Loss	-	-	-	-	-	(850,407)	-	(850,407)	(3,240)	(853,647)
Comprehensive Income	-	-	-	-	-	-	-	-	14,606	14,606
March 31, 2020	1,413	$-	17,603,835	$1,762	$8,852,125	$(9,831,132)	$-	$(977,245)	$(346,662)	$(1,323,907)
Stock based compensation	-	-	-	-	34,846	-	-	34,846	-	34,846
Common stock issued for cash	-	-	5,000	1	9,999	-	-	10,000	-	10,000
Common stock issued to a related party lender	-	-	1,021,266	102	2,655,190	-	-	2,655,292	-	2,655,292
Series A preferred 8% dividend issued in common stock	-	-	12,287	1	28,260	(28,261)	-	-	-	-
Net Income (Loss)	-	-	-	-	-	(3,501,750)	-	(3,501,750)	10,817	(3,490,933)
Comprehensive Income	-	-	-	-	-	-	-	-	9,094	9,094
June 30, 2020	1,413	$-	18,642,388	$1,866	$11,580,420	$(13,361,143)	$-	$(1,778,857)	$(326,751)	$(2,105,608)
Stock based compensation	-	-	-	-	34,842	-	-	34,842	-	34,842
Common stock issued for service	-	-	60,000	6	34,494	-	-	34,500	-	34,500
Series A preferred 8% dividend issued in common stock	-	-	13,143	1	28,259	(28,260)	-	-	-	-
Deconsolidation of Strike the Gold Foods, Ltd.	-	-	-	-	-	-	-	-	326,751	326,751
Net Income	-	-	-	-	-	538	-	538	-	538
September 30, 2020	1,413	$-	18,715,531	$1,873	$11,678,015	$(13,388,865)	$-	$(1,708,977)	$-	$(1,708,977)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

	2021	2020
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,077,019)	$(4,344,042)
Adjustments to reconcile net loss to net cash provided in operating activities:
Stock based compensation	214,057	104,534
Common stock issued for service	454,229	34,500
Common stock issued for forbearance fee	-	2,655,292
PPP loan forgiveness	(371,944)	(344,762)
Depreciation of fixed assets	55,143	24,418
Amortization of intangible assets	163,046	121,792
Amortization of loan costs	25,000	70,228
Lease expense	21,258	131,920
Bad debt expense	4,689	13,293
Allowance for inventory obsolescence	-	280,656
Changes in operating assets and liabilities:
Accounts receivables	343,360	600,226
Inventories	(4,423)	5,521,953
Advances to affiliated supplier	-	(18,938)
Other current assets	(659,895)	(7,267)
Right of use liability	(21,367)	(117,619)
Other assets	(47,673)	8,361
Accounts payable and accruals	182,027	(960,998)
Other current liabilities	(286,037)	170,506
Net Cash (Used in) Provided by Operating Activities	(1,005,549)	3,944,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of variable interest entity	-	(8,421)
Net cash paid for acquisition	(790,593)	-
Purchases of fixed assets	(51,050)	(45,930)
Net Cash Used in Investing Activities	(841,643)	(54,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	3,000,000	10,000
Proceeds from working capital line of credit	8,002,113	5,580,429
Proceeds from HSBC loan	-	43,788
Proceeds from PPP loan	371,944	344,762
Repayments of working capital line of credit	(8,287,587)	(9,949,903)
Repayments of related party notes payable	(1,022,212)	-
Principal payments of long-term debt	(398,117)	-
Payments of loan costs	-	(70,000)
Net Cash Provided by (Used in) Financing Activities	1,666,141	(4,040,924)

Effect of Exchange Rate Changes on Cash	47,331	23,700

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(133,720)	(127,522)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	337,687	195,810

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$203,967	$68,288

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A preferred 8% dividend issued in common stock	28,260	84,780
Operating lease assets recognized in exchange for operating lease liabilities	-	28,137
Preferred shares conversion to common stock	71	-
Common stock issued for interest payment	266,882	-
Shares issued for acquisition	2,665,397	-
Related party notes recognized from business acquisition	162,400	-

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$390,616	$582,310

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Blue Star Foods Corp., a Delaware corporation (“we”, “our”, the “Company”), is an international sustainable marine protein company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company’s current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon produced under the brand name Little Cedar Farms for distribution in Canada.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on April 15, 2021 for a broader discussion of our business and the risks inherent in such business.

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

As of September 30, 2021, and December 31, 2020, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod during the nine months ended September 30, 2021. A permit renewal payment of $8,000 was made to Bacolod during the nine months ended September 30, 2021. Cost of revenue related to inventories purchased from Bacolod represented approximately $0 and $653,000 of total cost of revenue for the nine months ended September 30, 2021 and 2020, respectively.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2021. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2021.

September 30, 2021
Assets
Operating lease assets	$78,214

Liabilities
Current
Operating lease liabilities	$29,651
Noncurrent
Operating lease liabilities	$48,163

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,367
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2021
Weighted-average remaining lease term
Operating leases	2.69 years
Weighted-average discount rate
Operating leases	4.3%

Maturities of lease liabilities as of September 30, 2021, were as follows:

Operating Leases

2021 (three months remaining)	8,391
2022	33,552
2023	26,474
2024	15,060
2025	-
Thereafter	-
Total lease payments	83,477
Less: amount of lease payments representing interest	(5,663)
Present value of future minimum lease payments	$77,814
Less: current obligations under leases	$(29,651)
Non-current obligations	$48,163

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the nine months ended September 30, 2021 and 2020.

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2021, the Company incurred a net loss of $1,077,019, has an accumulated deficit of $14,615,796 and working capital deficit of $825,877, with the current liabilities inclusive of $1,150,000 in stockholder loans that are subordinated to the provider of the working capital facility, and $29,651 in the current portion of the lease liability recognized. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”) pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 borrowed from Lighthouse to repay all the outstanding indebtedness owed to ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated on such date. The outstanding balance owed to Lighthouse as of September 30, 2021 amounted to $1,520,433.

First West Credit Union CEBA Loan

On June 24, 2021, the Company assumed a commercial term loan with First West Credit Union Canada Emergency Business Account (“CEBA”) in the principal amount of CAD$60,000 in connection with the acquisition of TOBC. The loan initially bears no interest and is due on December 31, 2025. The borrower may prepay all or part of the loan commencing November 1, 2022 and, if by December 31, 2022 the Company has paid 75% of the loan amount, the remaining 25% will be forgiven as per the loan agreement. If less than 75% of the loan amount is outstanding by December 31, 2022, the then outstanding balance will be converted to interest only monthly payments at 5.0%.

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of approximately $1,150,000 of principal and interest expense of $58,600 and $174,000 as of September 30, 2021 and December 31, 2020, respectively. These notes are payable on demand, bear an annual interest rate of 6% and were subordinated to the ACF working capital line of credit until March 31, 2021. Since March 31, 2021, these notes are subordinated to the Lighthouse note. The Company made principal payments during the nine months ended September 30, 2021 of $149,712.

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

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder in the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which bears interest at the rate of 15% and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matured on June 30, 2021. Interest expense was approximately $2,400 during the six months ended June 30, 2021. On July 1, 2021, the Company paid off the January 1, 2021 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% per annum and matured on September 30, 2021.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. To date, no payments have been made under the note since the EBITDA generated by Coastal Pride has not required such payment. This note is subordinate to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the nine months ended September 30, 2021. Interest expense was approximately $14,900 during the nine months ended September 30, 2021.

Walter Lubkin III Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $87,842 to Walter Lubkin III as part the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the nine months ended September 30, 2021. Interest expense was approximately $2,600 during the nine months ended September 30, 2021.

Tracy Greco Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $71,372 to Tracy Greco as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the nine months ended September 30, 2021. Interest expense was approximately $2,100 during the nine months ended September 30, 2021.

John Lubkin Convertible Note – Subordinated

On November 26, 2019, the Company issued a thirty-nine-month unsecured promissory note in the principal amount of $50,786 to John Lubkin as part the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum. The note is payable in equal quarterly payments over six quarters beginning August 26, 2021. At the election of the holder, at any time after the first anniversary of the issuance of the note, the then outstanding principal and accrued interest may be converted into the Company’s common stock at a rate of $2.00 per share. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit. No principal payments were made by the Company during the nine months ended September 30, 2021. Interest expense was approximately $1,500 during the nine months ended September 30, 2021.

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

Payroll Protection Program Loan

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. In September 2021, the Company applied for the loan forgiveness by the SBA through US Century Bank for the full amount which was granted in October 2021 and was recognized as other income in the consolidated statement of operations for the nine months ended September 30, 2021.

Note 5. Business Combination

Acquisition of Taste of BC Aquafarms

On June 24, 2021, the Company consummated the acquisition of TOBC and TOBC became a wholly owned subsidiary of the Company. The acquisition was accounted for as a business combination under the provisions of ASC 805. The aggregate purchase price of CAD$5,000,000 was paid as follows: (i) an aggregate of CAD$1,000,000 in cash to the Sellers; (ii) promissory notes in the aggregate principal amount of CAD$200,000 to the Sellers; (iii) 987,741 shares of the Company’s common stock and an aggregate of 344,957 shares of the Company’s common stock were issued on August 3, 2021 and put in escrow until June 24, 2023. If, within 24 months of the closing, TOBC has cumulative revenue of at least CAD$1,300,000, the Sellers will receive all of the escrowed shares. If, as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

The transaction costs incurred in connection with the acquisition of TOBC amounted to $31,000 which were expensed as incurred.

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

Consideration Paid:
Cash	$814,000
Common stock, 987,741 shares of common stock of the Company	1,975,483
Promissory notes to Sellers	162,400
Contingent consideration - Common stock, 344,957 shares of common stock of the Company in escrow	689,914
Fair value of total consideration	$3,641,797

Purchase Price Allocation:
Tangible assets acquired	$2,137,650
Trademarks	406,150
Customer relationships	1,454,017
Non-compete agreements	97,476
Liabilities assumed	(453,496)
Fair market value of net assets acquired	$3,641,797

In determining the fair value of the common stock issued, the Company considered the value of the stock as estimated by the Company at the time of closing which was determined to be $2.00, based on the Company’s private placement offering price.

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

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenue	$8,711,550	$11,625,065
Net loss attributable to common shareholders	$(1,311,249)	$(4,492,088)
Basic and diluted loss per share	$(0.05)	$(0.25)

The information included in the pro forma amounts is derived from historical information obtained from the Sellers of the business.

Note 6. Common Stock

On July 1, 2020, the Company entered into an investment banking engagement agreement, as amended on October 30, 2020, with Newbridge Securities Corporation. In consideration for advisory services, the Company agreed to issue Newbridge a total of 60,000 shares of common stock with a fair value of $138,000 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $69,000 for the nine months ended September 30, 2021 in connection with these shares.

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

On July 8, 2021, the Company sold pursuant to subscription agreements an aggregate of 83,750 shares of common stock at a purchase price of $2.00 per share and issued warrants to purchase an aggregate of 83,750 shares at an exercise price of $2.00 per share in a private offering to sixteen accredited investors for gross proceeds of $167,500.

On July 14, 2021, the Company sold pursuant to subscription agreements an aggregate of 129,750 shares of common stock at a purchase price of $2.00 per share and issued warrants to purchase an aggregate of 129,750 shares at an exercise price of $2.00 per share in a private offering to four accredited investors for gross proceeds of $259,500.

On August 3, 2021, the Company issued 5,000 shares of common stock with a fair value of $30,000 to an investor relations firm for services provided to the Company under an investor relations consulting agreement.

On September 30, 2021, the Company issued 10,465 shares of common stock with a fair value of $66,361 to the designee of a law firm for services provided to the Company.

On September 30, 2021, the Company issued 4,724 shares of common stock with a fair value of $30,000 to the designee of a law firm for services provided to the Company.

Note 7. Options

The following table represents option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	3,810,000	$2.00	7.87
Exercisable – December 31, 2020	3,280,000	$2.00	7.87	$721,600
Granted	683,430	$2.12
Forfeited	(63,750)	$2.00
Vested	3,431,250
Outstanding – September 30, 2021	4,429,680	$2.00	6.49
Exercisable – September 30, 2021	3,431,250	$2.00	7.08	$14,925,940

During the nine months ended September 30, 2021, the Company granted (i) four-year options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 to its directors which vest in equal monthly installments during the first year from the date of grant; (ii) a five-year option to purchase 176,417 shares of common stock at an exercise price of $2.30 to an employee of TOBC which vests in equal monthly installments for four years from the date of grant, and (iii) a three-year option to purchase 7,013 shares of common stock at an exercise price of $6.00 to an employee which vests in equal monthly installments during the term of the option.

Under the Black-Scholes option pricing model, the fair value of the 683,430 options granted during the nine months ended September 30, 2021 is estimated at $1,251,598 on the date of grant. The unrecognized portion of the expense remaining at September 30, 2021 is $1,133,526.

The Company recognized $214,057 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 and 2021 for the nine months ended September 30, 2021.

Note 8. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	353,250	$2.40	0.85
Exercisable – December 31, 2020	353,250	$2.40	0.85	$-
Granted	1,500,000	$-
Forfeited or Expired	-	$-
Outstanding – September 30, 2021	1,853,250	$2.08	2.24
Exercisable – September 30, 2021	1,853,250	$2.08	2.24	$7,920,338

As of September 30, 2021, the Company issued warrants to purchase an aggregate of 1,500,000 shares at an exercise price of $2.00 per share in a private offering to seventy-seven accredited investors that expire in June 2024.

Note 9. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021, was terminated on December 31, 2020, upon the sale of the facility to an unrelated third-party. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months.

Coastal Pride leases approximately 1,600 square feet of office space in Beaufort, South Carolina. This office space consists of two leases with related parties that expire in 2024.

TOBC’s facilities are on land leased to TOBC for approximately $2,500 per month plus taxes from Steve and Janet Atkinson, the former TOBC owners that expires December 2021.

Rental and equipment lease expenses amounted to approximately $45,700 and $188,000 for the nine months ended September 30, 2021 and 2020, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized, the Company has reserved for the entire amount of the settlement.

Note 10. COVID-19 Pandemic

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a significant decrease in revenue for the year ended December 31, 2020 and continues to have losses in the nine months ended September 30, 2021 although such losses have decreased in comparison to the nine months ended September 30, 2020.

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

Note 11. Subsequent Events

Lobo Note

On October 1, 2021, the Company paid off the July 1, 2021 Lobo note with the issuance of a one-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on November 1, 2021. On November 1, 2021, the Company paid Lobo $100,877 of principal and accrued interest in full satisfaction of the amounts due to Lobo under the one-month unsecured promissory note dated October 1, 2021, between the Company and Lobo, and the Lobo Note was extinguished.

Warrants Exercised

Between October 7, 2021 and November 8, 2021, the Company issued a total of 370,750 shares of common stock upon the exercise of warrants for total proceeds of $882,800.

On November 10, 2021, the Company issued 52,326 shares of common stock to the designee of a law firm for services provided to the Company.

Lubkin and Greco Notes – Subordinated

On October 8, 2021, principal amounts and interest totaling $73,071 related to the subordinated note with Walter Lubkin Jr., and the subordinated convertible notes with Walter Lubkin III, Tracy Greco and John Lubkin (see Note 4) were paid off by the Company.

NASDAQ Listing

The Company’s common stock was approved to list on the NASDAQ Capital Market under the symbol “BSFC” and began trading on November 3, 2021.

Public Offering

In connection with the NASDAQ uplisting, the Company consummated an underwritten public offering of 800,000 shares of common stock at a public offering price of $5.00 per share for total gross proceeds of $4 million, before deducting underwriting discounts, commissions and other expenses, which closed on November 5, 2021. In addition, the Company granted the underwriter a 45-day option to purchase up to an additional 120,000 shares of common stock at the public offering price, less underwriting discounts and commissions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Registration Statement on Form S-1 filed with the SEC on October 25, 2021, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

Basis of Presentation

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on our unaudited financial statements contained in this Quarterly Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

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

Recent Developments

NASDAQ Listing

The Company’s common stock was approved to list on the NASDAQ Capital Market under the symbol “BSFC” and began trading on November 3, 2021.

Public Offering

In connection with the NASDAQ uplisting, the Company consummated an underwritten public offering of 800,000 shares of common stock at a public offering price of $5.00 per share for total gross proceeds of $4 million, before deducting underwriting discounts, commissions and other expenses, which closed on November 5, 2021. In addition, the Company granted the underwriter a 45-day option to purchase up to an additional 120,000 shares of common stock at the public offering price, less underwriting discounts and commissions.

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a significant decrease in revenue for the year ended December 31, 2020 and continues to have losses in the nine months ended September 30, 2021 although such losses have significantly decreased in comparison to the nine months ended September 30, 2020.

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

Three months ended September 30, 2021 and 2020

Net Revenue. Revenue for the three months ended September 30, 2021 decreased 6.4% to $3,726,704 as compared to $3,980,151 for the three months ended September 30, 2020 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2021 decreased to $3,056,461 as compared to $3,433,789 for the three months ended September 30, 2020. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit for the three months ended September 30, 2021 increased to $670,243 as compared to $546,362 in the three months ended September 30, 2020. This increase is attributable to higher market prices and lower cost of goods sold in comparison with the three months ended September 30, 2020.

Commissions Expense. Commissions expense increased to $23,932 for the three months ended September 30, 2021 from $13,620 for the three months ended September 30, 2020. This increase is due to higher commissionable revenues for the three months ended September 30, 2021.

Salaries and Wages Expense. Salaries and wages expense increased to $419,445 for the three months ended September 30, 2021 as compared to $282,279 for the three months ended September 30, 2020. This increase is mainly attributable to the acquisition of TOBC.

Depreciation and Amortization. Depreciation and amortization expense increased to $143,199 for the three months ended September 30, 2021 as compared to $109,738 for the three months ended September 30, 2020. The increase is attributable to higher depreciation due to the TOBC acquisition offset by a decrease of amortization on ROU assets.

Other Operating Expense. Other operating expense increased to $575,824 for the three months ended September 30, 2021 from $307,543 for the three months ended September 30, 2020. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the TOBC acquisition and a NASDAQ uplisting application.

Other Income. Other income increased for the three months ended September 30, 2021 to $385,855 from $355,857 for the three months ended September 30, 2020. This increase is mainly attributable to the payroll protection program loan forgiveness obtained from US Century Bank.

Interest Expense. Interest expense decreased to $55,486 for the three months ended September 30, 2021 from $188,501 for the three months ended September 30, 2020. The decrease is attributable to a decrease in average loans and line of credit outstanding to $3,911,439 for the three months ended September 30, 2021 from $7,743,165 for the three months ended September 30, 2020.

Net Loss. Net loss was $161,788 for the three months ended September 30, 2021 as compared to a net income of $538 for the three months ended September 30, 2020. The increase in net loss is primarily attributable to increases in salaries and wages and other expenses.

Nine months ended September 30, 2021 and 2020

Net Revenue. Revenue for the nine months ended September 30, 2021 decreased 26.9% to $8,341,984 as compared to $11,416,868 for the nine months ended September 30, 2020 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2021 decreased to $6,799,063 as compared to $10,464,728 for the nine months ended September 30, 2020. The decrease is attributable to the revenue decline.

Gross Profit. Gross profit for the nine months ended September 30, 2021 increased to $1,542,921 as compared to $952,140 for the nine months ended September 30, 2020. This increase is attributable to higher market prices and lower cost of goods sold in comparison to the nine months ended September 30, 2020.

Commissions Expense. Commissions expense decreased to $42,332 for the nine months ended September 30, 2021 from $105,983 for the nine months ended September 30, 2020. This decrease is due to lower commissionable revenues for the nine months ended September 30, 2021.

Salaries and Wages Expense. Salaries and wages expense increased to $1,028,900 for the nine months ended September 30, 2021 as compared to $932,532 for the nine months ended September 30, 2020. This increase is mainly attributable to the acquisition of TOBC.

Depreciation and Amortization. Depreciation and amortization expense decreased to $243,189 for the nine months ended September 30, 2021 as compared to $348,358 for the nine months ended September 30, 2020. The decrease is attributable to decrease in amortization of ROU assets and intangibles offset by an increase in depreciation and amortization due to the TOBC acquisition.

Other Operating Expense. Other operating expense increased to $1,531,807 for the nine months ended September 30, 2021 from $1,060,978 for the nine months ended September 30, 2020. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the TOBC acquisition and a NASDAQ uplisting application.

Other Income. Other income decreased for the nine months ended September 30, 2021 to $491,045 from $511,770 for the nine months ended September 30, 2020. This decrease is mainly attributable to lower collections made by Coastal Pride for debt existing prior to the acquisition of Coastal Pride by the Company.

Forbearance Fee Expense (Non-Cash). Forbearance fee expense (non-cash) decreased to $0 for the nine months ended September 30, 2021 from $2,655,292 for the nine months ended September 30, 2020. This decrease is the result of a one-time, non-cash expense related to the issuance of common stock for a forbearance fee in connection with the Kenar Note in 2020.

Interest Expense. Interest expense decreased to $264,757 for the nine months ended September 30, 2021 from $704,809 for the nine months ended September 30, 2020. The decrease is attributable to a decrease in average loans and line of credit outstanding to $4,239,804 for the nine months ended September 30, 2021 from $9,326,049 for the nine months ended September 30, 2020.

Net Loss. Net loss was $1,077,019 for the nine months ended September 30, 2021 as compared to $4,344,042 for the nine months ended September 30, 2020. The decrease in net loss is primarily attributable to reductions of depreciation and amortization, interest and other expenses.

Liquidity and Capital Resources

The Company had cash of $203,967 as of September 30, 2021. At September 30, 2021, the Company had a working capital deficit of $825,877, including $1,150,000 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $1,910,535 and accounts receivable of $754,778.

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

Cash (Utilized in) Provided by Operating Activities. Cash utilized in operating activities during the nine months ended September 30, 2021 was $1,005,549 as compared to cash provided by operating activities of $3,944,053 for the nine months ended September 30, 2020. The decrease is attributable to the decrease in the changes in inventory of $5,526,376, receivables of $256,866, other current assets of $652,628 and other assets of $56,034 netted against the increase in changes in right of use liability of $96,252 and payables of $1,143,025 for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020.

Cash Utilized in Investing Activities. Cash utilized in investing activities for the nine months ended September 30, 2021 was $841,643 as compared to cash utilized in investing activities of $54,351 for the nine months ended September 30, 2020. The increase was attributable to the acquisition of TOBC for the nine months ended September 30, 2021.

Cash Provided by (Utilized in) Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2021 was $1,666,141 as compared to cash utilized in financing activities of $4,040,924 for the nine months ended September 30, 2020. Reduction of the Company’s revolving working capital line of credit of $285,474 and repayments of related party notes of $1,022,212 and principal payments of long-term debt of $398,117 were partially offset by the proceeds from the PPP loan of $371,944 for the nine months ended September 30, 2021, compared to loan payment and loan costs paid on the working capital line of credit of $4,439,474 for the nine months ended September 30, 2020. As of September 30, 2021, the Company had $3,000,000 of proceeds from a common stock private offering.

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

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”) pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers.

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

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay all the outstanding indebtedness owed to the ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of September 30, 2021 amounted to $1,520,433.

John Keeler Promissory Notes – Subordinated

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of September 30, 2021 and December 31, 2020, approximately $1,150,000 of principal remains outstanding and approximately $58,600 and $174,000 of interest was paid under the notes, respectively. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments during the nine months ended September 30, 2021 of $149,712.

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

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder of the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 15% per annum and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021. On July 1, 2021, the Company paid off the January 1, 2021 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% per annum and matured on September 30, 2021. On October 1, 2021, the Company paid off the July 1, 2021 Lobo note with the issuance of a one-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on November 1, 2021. On November 1, 2021, the Company paid Lobo $100,877 of principal and accrued interest in full satisfaction of the amounts due to Lobo under the one-month unsecured promissory note dated October 1, 2021, between the Company and Lobo, and the Lobo Note was extinguished.

Payroll Protection Program Loan

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. In September 2021, the Company applied for the loan forgiveness by SBA through US Century Bank for the full amount which was granted in October 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

● As of May 5, 2021, we hired a chief financial officer who is also the principal financial officer for SEC filing purposes; and

● On July 19, 2021, we established an audit committee and determined that Jeffrey Guzy is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations.

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

On August 3, 2021, the Company issued a stock option to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00 per share to Silvia Alana, its chief financial officer.

On September 30, 2021, the Company issued 10,465 shares of common stock to the designee of a law firm for services provided to the Company.

On September 30, 2021, the Company issued 4,724 shares of common stock to the designee of a law firm for services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: November 22, 2021	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 22, 2021	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

