Form 10-K
period 2021-12-31
Blue Star Foods Corp.
filed 2022-03-31
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $26,358,695.

As of March 31, 2022, there were 24,963,411 shares of the registrant’s common stock outstanding.

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp. (formerly AG Acquisition Group II, Inc.), a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”) and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) and Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”).

PART I

ITEM 1. BUSINESS

History

We were incorporated on October 17, 2017 in the State of Delaware as a blank check company to be used as a vehicle to pursue a business combination with an unidentified target. Following the Merger (as described below), we changed our name from “AG Acquisition Group II, Inc.” to “Blue Star Foods Corp.” and succeeded to the business of Keeler & Co.

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

At the Closing Date, each of the 500 shares of common stock of Keeler & Co issued and outstanding immediately prior to the closing of the Merger were converted into 30,000 shares of our common stock. As a result, an aggregate of 15,000,000 shares of our common stock were issued to the Sole Stockholder.

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

Offering

Concurrently with the closing of the Merger, we closed a private placement offering (the “Offering”) in which we sold an aggregate of 725 units of our securities (the “Units”) at a purchase price of $1,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s 8% Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”) and a three-year warrant (the “Warrant”) to purchase one-half of one share of common stock for every share of common stock that would be received upon conversion of a share of Series A Stock (the “Warrant Shares”), at an exercise price of $2.40. The Series A Stock is convertible into shares (the “Conversion Shares”) of the Company’s common stock, at a conversion rate of $2.00 per share (the “Conversion Rate”). We issued 353,250 Warrant Shares in the Offering, which Warrant Shares are exercisable independently of any conversion of Series A Stock. The net proceeds of the Offering were used by the Company for general corporate purposes. All of the Series A Stock have been converted to shares of the Company’s common stock.

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

Upon the closing of the Merger, (i) options to purchase an aggregate of 104 shares of Keeler & Co’s common stock at an exercise price of $10,000 per share, which were outstanding immediately prior to the closing of the Merger, were converted into a ten-year immediately exercisable options to purchase an aggregate of 3,120,000 shares of common stock at an exercise price of $0.333 (which option was subsequently terminated unexercised), and (ii) a ten-year option to purchase 3,120,000 shares of common stock at an exercise price of $2.00, which vested one-year from the date of grant.

Changes to the Board of Directors and Executive Officers

On the Closing Date of the Merger, the then-current directors and Chief Financial Officer and Chief Executive Officer of the Company resigned from all such positions as directors and officers of the Company and were replaced by new officers and directors.

Lock-ups

In connection with the Merger, each of our executive officers and directors after giving effect to the Merger (the “Restricted Holders”) and each of the Pre-Merger Holders, holding at the closing date of the Merger an aggregate of 750,000 shares of our common stock, entered into lock-up agreements (the “Lock-Up Agreements”), whereby the Restricted Holders were restricted for a period of 18 months and the Pre-Merger Holders were restricted for 12 months, after the Merger (the “Restricted Period”), from sales or dispositions (including pledges) in excess of 50% of all of the common stock held by (or issuable to) them and at a price below $2.20 per share (such restrictions together the “Lock-Up”). Notwithstanding such restrictions, during the Restricted Period (i) the Restricted Holders may transfer up to 10% of their shares to a charitable organization which agrees to be bound by such Lock-Up restrictions and (ii) the Pre-Merger Holders may transfer up to 10% of their shares to a third party which agrees to be bound by such Lock-Up restrictions. From and after the Restricted Period, neither the Restricted Holders nor the Pre-Merger Holders may sell, dispose or otherwise transfer more than one-third of the common stock held by such Holder in any two-month period.

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

Our authorized capital stock currently consists of 100,000,000 shares of common stock, and 5,000,000 shares of the preferred stock, of which 10,000 shares have been designated as Series A Stock. Our common stock is not traded on any exchange. Our common stock was quoted on the OTC pink sheets under the symbol “BSFC” since February 18, 2020. Our common stock was approved for listing on NASDAQ under the symbol “BSFC” and began trading on November 3, 2021.

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

On April 15, 2021, the Company issued an aggregate of 16,460 shares of common stock to the Seller’s in lieu of payment in cash of accrued interest in the aggregate amount of $39,504 under the Sellers’ Notes.

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

Taste of BC Aquafarms Acquisition

On April 27, 2021, we entered into a stock purchase agreement (the “SPA”) with TOBC, and Steve Atkinson and Janet Atkinson (the “Sellers”), the owners of all of the capital stock of TOBC (the “TOBC Shares”) pursuant to which we acquired all of the TOBC Shares from the Sellers for an aggregate purchase price of CAD$4,000,000, subject to adjustment based upon the amount of TOBC’s working capital on the closing date (the “Purchase Price”) as follows: (i) CAD$1,000,000 in cash, pro rata with each Seller’s ownership of TOBC (ii) by the issuance to each Seller of a non-interest bearing promissory note in the aggregate principal amount of CAD$200,000, with a maturity date of November 30, 2021, with the principal amount of each note to be pro rata with each Seller’s ownership of TOBC, and secured by a Company guarantee and a general security agreement creating a security interest over certain assets of the Company, and (iii) 987,741 shares of common stock, (representing CAD$2,800,000 of shares based on USD$2.30 per share) with each Seller receiving a pro rata portion of such shares based upon the total number of TOBC shares held by such Seller.

On June 24, 2021, the SPA was amended to increase the purchase price to an aggregate of CAD$5,000,000 and the TOBC acquisition closed. Pursuant to the amendment, on August 3, 2021, an aggregate of 344,957 shares of common stock (representing CAD$1,000,000 of additional shares calculated at USD$2.30 per share) was put in escrow until the 24-month anniversary of the closing. If, within 24 months of the closing, TOBC has cumulative revenue of at least CAD$1,300,000, the Sellers will receive all of the escrowed shares. If, as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

In addition to the foregoing consideration, at the time of the closing, the Company provided CAD$488,334 to TOBC for the extinguishment of certain of TOBC’s existing debt.

The shares of common stock received by the Sellers are subject to a leak-out restriction commencing on the date of issuance, as follows: (i) up to 25% may be sold after 12 months; (ii) up to 50% may be sold after 18 months; (iii) up to 75% may be sold after 24 months; and (iv) up to 100% may be sold after 30 months.

The Seller’s non-interest bearing promissory notes were paid in full at maturity.

In connection with the TOBC acquisition, the Sellers entered into four-year confidentiality, non-competition and non-solicitation agreements with the Company.

Gault Seafood Asset Acquisition

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (the “Seller”), and Robert J. Gault II, President of the Seller (“Gault”) pursuant to which Coastal Pride acquired all of the Seller’s right, title and interest in and to assets relating to the Seller’s soft shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the Business. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. Such shares are subject to a leak-out agreement pursuant to which the Seller may not sell or otherwise transfer the shares until February 3, 2023.

Coastal Pride also entered into a consulting agreement with Gault under the terms of which Gault will provide consulting services to Coastal Pride at the rate of $100 per hour, however, the first 45 days of services will be provided at no cost. Gault also agreed not to compete with Coastal Pride and its affiliates for a period of five years in any market in which Coastal Pride is operating or is considering operating or solicit employees, consultants, customers or suppliers or in any way interfere with Coastal Pride’s business relationships for a five-year period, Gault is also bound by customary confidentiality provisions. The Consulting Agreement may be terminated by either party upon five days written notice and by Costal Pride immediately for cause.

In connection with the asset acquisition, Coastal Pride will lease 9,050 square feet from Gault for $1,000 per month under a one-year lease agreement and will continue to operate the acquired soft shell crab operations at such location in Beaufort, South Carolina unless a new facility is earlier completed.

Business Overview

We are an international sustainable marine protein company that owns and operates several portfolio companies with an emphasis on environmental, social and governance values. We seek to create a vertically integrated seafood company that offers customers high quality products while maintaining a focus on our core values of delivering food safety, traceability and certified resource sustainability. Our companies include:

Keeler & Co., doing business as Blue Star Foods, which imports, packages and sells refrigerated pasteurized crab meat sourced primarily from Southeast Asia and other premium seafood products;

Coastal Pride, which imports pasteurized and fresh crab meat sourced primarily from Mexico and Latin America and sells premium branded label crab meat throughout North America; and

TOBC, a land-based recirculating aquaculture systems (“RAS”) salmon farming operation, which sells its steelhead salmon to distributors in Canada.

Strategy

Our long-term strategy is to create a vertically integrated seafood company that offers customers high quality products while maintaining a focus on our core values of delivering food safety, traceability and certified resource sustainability.

We plan to grow the Company organically by continuing to grow our customer base and introducing new high-value product lines and categories, as well as strategically acquiring companies that focus on additional species and proprietary technologies that we believe we can integrate into a larger, diversified company.

Operating Companies

Keeler & Co., doing business as Blue Star Foods, is an international seafood company that imports, packages and sells refrigerated pasteurized crab meat and other premium seafood products.

We purchase the majority of our crab product (Portunus Pelagicus and Portunus Haanii) from processors which source the crab meat from local fishermen in Indonesia, the Philippines, Thailand, Vietnam, Sri Lanka and India, to whom we pay a premium in order to outfit their boats with a proprietary GPS-based system. This system allows us to trace where the crab product originates and ensure that only mature crabs are being harvested by the use of collapsible traps and not gill nets.

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

We have created a technology platform that tracks the product through its entire chain of custody and collects and transmits various data to the Company in real-time, from the loading site to the packing plant, through the sorting and pasteurization process and the exporting process to the end customer. Our technology allows our customers access to their “Scan on Demand” QR code-enabled traceability application.

Our premium proprietary brands, Blue Star, Pacifika and Oceanica are differentiated in terms of quality and price point.

We believe that we utilize best-in-class technology, in both resource sustainability management and ecological packaging.

Our warehouse facility in Miami, Florida is the only crab meat facility audited by the BRC (graded A++) in the U.S.

Coastal Pride is a seafood company, based in Beaufort, South Carolina, that imports pasteurized and fresh crab meat (Portunus Pelagicus, Portunus Haanii and Callinectes) sourced primarily from Mexico and Latin America and sells premium branded label crab meat throughout North America.

It has three premium branded label products, First Choice, Good Stuff and Coastal Pride Fresh.

TOBC is a land-based salmon recirculating aquaculture farm located in Nanaimo, British Columbia, Canada with an annual production capacity of approximately 100 tons. It produces steelhead salmon under the brand name Little Cedar Farms for distribution in Canada.

TOBC’s initial facility has been operated as a model farm for the development of salmon RAS technology. We currently intend to refine this model farm into a 150-ton standardized module that will be replicated in the development of future farms. The next facility we hope to build, subject to sufficient resources, will have 10 such modules, for a total production capacity of 1,500 tons.

The current RAS facility is in an insulated, bio-secure structure where all culture conditions are controlled. The primary RAS system is composed of 13 culture tanks, a drum filter, fluidized sand bed biofilter and low head oxygenator and employs an efficient gravity fed low head arrangement which reduces energy use as compared to other RAS designs. Additionally, there are two independent partial reuse finishing tank systems.

Weekly harvests of approximately two tons of salmon are stunned and bled at the farm and then processed as fresh iced head on gutted (“HOG”) fish at a Canadian Food Inspection Agency approved processing facility. Currently, TOBC sells its salmon to two wholesale seafood distributors in Canada.

Eggs are purchased from two primary suppliers and are hatched approximately every eight weeks. TOBC’s hatchery is composed of a recirculating system that utilizes an upwelling “heath stack” incubator and five tanks with moving bed biofiltration. The fish are then transferred to the main RAS system approximately 12 weeks post hatch. TOBC’s feed is largely terrestrial based from grains and other non-marine ingredients.

The faster life cycle from birth to harvesting of our salmon, as compared to conventional salmon, allows it to be produced more economically in contained, land-based RAS farms. Although RAS farms require greater capital investment than the sea cage approach, we believe that the higher costs are offset by more efficient growth and a shorter transportation distance to market.

Branded Products

Between the three companies, we currently have the following branded products: Blue Star, Pacifika, Oceanica, Crab & Go Premium Seafood, Lubkin, First Choice, Good Stuff, Coastal Pride Fresh and Little Cedar Falls.

Blue Star is packed with only high quality Portunus Pelagicus species crab and is produced under exacting specifications and quality control requirements.

Pacifika is a quality brand for the price conscious end user. The Portunus Haanii crab meat is packed in China and is ideal for upscale plate presentations.

Oceanica is made from the Portunus Haanii crab, which is caught and processed in Vietnam. It is an affordable choice to help reduce food cost without sacrificing the look/taste of dishes.

Lubkin Brand is packed with quality Portunus Pelagicus species crab in the Philippines and Indonesia.

First Choice is a quality brand packed with Portunus Haanii crab meat from Malaysia.

Good Stuff is a premium brand packed with high quality Callinectes species crab from Mexico.

Coastal Pride Fresh Brand is packed with Callinectes Sapidus from Venezuela and the United States.

Grab + Go Premium Seafood is geared towards millennials as part of the trend toward pre-packaged, grab-and-go items. The product is packaged in flexible foil pouches.

Steelhead salmon is produced by TOBC under the Little Cedar Falls brand. The fish are sashimi grade and only sold as a fresh item, usually reaching end users within days of harvest.

Competitive Strengths

Sustainable and Traceable Product Sourcing. We believe that our greatest point of differentiation from other seafood companies is our efforts to ensure that our seafood products are ethically sourced in a method that is consistent with our core values and those of our customers.

Proprietary Brands. We have created several brands of crab meat that are well regarded amongst our customers and are differentiated by product quality and price point.

Eco-Friendly Packaging. Another major point of differentiation from our competitors is our use of sustainable and ethical packaging. Our green pouches for Eco-Fresh crab meat are patented in the United States, Europe, Thailand, the Philippines and Indonesia under patent Nos.1526091 B1 and US Patents 8,337,922 and 8,445,046. We believe since their introduction in 2003, these pouches have saved in excess of 800 metric tons of carbon dioxide emissions versus metal can packaging material.

Growth Strategy

We intend to grow our business in several ways, including:

Growing our existing businesses. The three current existing businesses each have different pathways to organic growth, including by increasing their reliable access to sustainably sourced marine product and supplying to a larger and more diversified customer base. Our key objective is to optimize the management of the companies across all companies, specifically in the marketing, sourcing and financing departments.

Strategic Acquisitions. We will continue to seek opportunities to acquire companies that allow us to expand into new territories, diversify our species product categories, and where operational synergies with our existing companies may exist. We believe that we may have the ability to layer on a sustainability model to certain companies that operate in a more traditional way, with an opportunity to increase margins by selling a more premium product.

Scaling the RAS Business. We have an internal goal to reach production of 21,000 metric tons of steelhead salmon by 2028. If we can successfully access the necessary funding through the equity capital markets and through certain debt facilities, we hope to build a series of 1,500 metric ton and 3,000 metric ton facilities throughout strategic locations in British Columbia, Canada, where TOBC is currently based.

Industry Overview

The international seafood industry is going through a period of rapid change as it strives to meet the needs of a growing population around the world, where food consumption habits are evolving. We believe there are powerful trends emerging in the developing world (including a growing demand for animal-based protein) as well as in the developed world (where there is an increased awareness and focus on sustainable sourcing and protecting marine ecosystems).

Changes in Population Growth and Global Seafood Consumption:

The United Nations estimates that there will be close to 9.7 billion people on our planet by the year 2050, a significant increase from the existing population estimates of 7.7 billion(1).

As the population has grown, so has per capita fish consumption. Per capita food fish consumption grew from 9.0 kg (live weight equivalent) in 1961 to 20.5 kg in 2018, by about 1.5% per year(2).

Aquaculture Has Developed as a Major Source to Meet Global Seafood Demand:

The wild fish catch reached a peak at 94 metric tons(3)(in the mid-1990s) and has since stagnated. Nearly all of the increase in world marine protein supply has since come from aquaculture.

In 2016, aquaculture provided more than half (80 metric tons)(4) of all marine protein consumed.

It is estimated that aquaculture production may need to double between 2010 through 2050, from 60 metric tons in 2010 to roughly 140 metric tons in 2050(5), to meet estimated demand.

We believe that Recirculatory Aquatic Systems are likely to be a highly disruptive technology.

Rear fish at high densities, in indoor tanks in a “controller” environment. The culture water is purified and reused continuously, in an almost completed closed circuit. Recirculating systems are capable of reusing approximately 90% of culture water. Solid waste, ammonium and CO2 are either removed or converted into non-toxic bio products (fertilizers). The purified water is subsequently saturated with oxygen and returned to the fish tanks.

(1) United Nations – Department of Economic and Social Affairs (2019)

(2)(3)(4)(5) Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2020.

Suppliers

We purchase crab meat directly from 13 processors with which we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved HACCP Plan. Additionally, all suppliers are certified grade A by the BRC and are audited annually to ensure safety and quality.

The Company had four suppliers which accounted for approximately 70% of the Company’s total purchases during the year ended December 31, 2021. These four suppliers are located in the United States, Indonesia, Mexico and China, which accounted for approximately 80% of the Company’s total purchases during the year. During 2021, the Company purchased inventory from one non-affiliated Mexican supplier that made up the balance of 42% of the supply concentration.

Sales, Marketing and Distribution

The Company’s products are sold in the United States and Canada. Its primary current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Mexico, China, the Philippines and Vietnam and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, Lubkin’s Coastal Pride, First Choice, Good Stuff, Coastal Pride Fresh and TOBC steelhead salmon produced under the brand name Little Cedar Falls primarily to two distributor/brokers.

The Company has a sales team based throughout the United States who sell directly to customers, most of whom are in the food service and retail industry and also manage a network of regional and national brokers, that cover both the retail and wholesale segments. The sales team and brokers help to pull the products through the system by creating demand at the end user level and pulling the demand through our distributor customers. The Company sells to retail customers either directly or via distributors that specialize in the retail segment.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry throughout the United States. We sell our crab meat to our customers through purchase orders. For the year ended December 31, 2021, sales to food distributors and retail and wholesale clubs accounted for 52% of our revenue. The balance of our revenue is derived from smaller seafood distributors and value-added processors.

The Company had ten customers which accounted for approximately 52% of revenue during the year ended December 31, 2021. One customer accounted for 24% of revenue during the year ended December 31, 2021. Outstanding receivables from these customers accounted for approximately 59% of the total accounts receivable as of December 31, 2021. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Competition

In general, the international seafood industry is intensely competitive and highly fragmented. We compete with local and overseas manufacturers and importers engaged in similar products.

The Company’s primary competitors in its traditional sustainable seafood businesses are Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., Newport International and Twin Tails Seafood Corp.

The Company’s primary competitors in its RAS business are Aquabounty, Atlantic Sapphire, Aquaco, Nordic Aquafarms, Whole Oceans, West Coast Salmon and Pure Salmon.

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

Canadian Intellectual Property Office registered trademarks:

Little Cedar Falls – Registration #1766337- Expiration: June 20, 2032

Taste of BC – Registration #1561871 - Expiration: January 31, 2034

Government Regulation

Our third-party distribution facilities and our international suppliers are certified in accordance with the HACCP, standards for exporting aquatic products to the United States. The HACCP standards are developed by the U.S. Food and Drug Administration (the “FDA”), pursuant to the FDA’s HACCP regulation, Title 21, Code of Federal Regulations, part 123, and are used by the FDA to help ensure food safety and control sanitary standards.

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

TOBC

TOBC’s aquafarms facility in Nanaimo, British Columbia, Canada with an annual production capacity of approximately 100 tons are licensed under the Canadian Department of Fisheries and Oceans. Harvests of steelhead salmon are processed as iced HOG fish at locally at a Canadian Food Inspection Agency approved processing facility.

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

Employees

As of March 31, 2022, we had twenty-one full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

Our obligations to Lind Global Fund II LP, a Delaware limited partnership (“Lind”) pursuant to a $5,750,000 convertible note are secured by a first priority security interest in all of our assets, so if we default on those obligations, Lind could foreclose on, liquidate and/or take possession of our assets. If that were to happen, we could be forced to curtail, or even to cease, our operations.

On January 24, 2022, we entered into a securities purchase agreement with Lind pursuant to which we issued to Lind a senior secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000.

Simultaneously, we entered into a security agreement with Lind pursuant to which Lind was granted a first priority security interest and lien on all of the assets of the Company including a pledge on its shares in Keeler & Co. Inc., its wholly-owned subsidiary, pursuant to stock pledge agreement with Lind, dated January 24, 2022. Each subsidiary of the Company also granted a second priority security interest in all of its respective assets. As a result, if we default on our obligations under the note, Lind could foreclose on their security interest and liquidate or take possession of some or all of the assets of the Company and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

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

Risks Related to Our Industry and TOBC’s RAS Operations

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

We compete with major integrated seafood companies such as Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., and Twin Tails Seafood Corp. in our traditional sustainable seafood business and our primary competitors in our RAS business are Aquabounty, Atlantic Sapphire, Aquacon, Nordic Aquafarms, Whole Oceans, West Coast Salmon and Pure Salmon. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours or have stronger marketing and distribution channels than we do. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability. An increase in imported products in the United States at low prices could also negatively affect our profitability.

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

Our business is affected by the quality and quantity of the salmon that is harvested by TOBC.

We sell our products in a highly competitive market. The ability of TOBC to successfully sell its salmon and the price therefor, is highly dependent on the quality of the salmon. A number of factors can negatively affect the quality of the salmon sold, including the quality of the broodstock, water conditions in the farm, the food and additives consumed by the fish, population levels in the tanks, and the amount of time that it takes to bring a fish to harvest, including transportation and processing. Optimal growing conditions cannot always be assured. Although fish grown in RAS production systems are not subject to the disease and parasite issues that can affect salmon grown in ocean pens, there is the potential for organisms that are ubiquitous to freshwater environments to become pathogenic if the fish are subjected to stressful conditions or there is an issue with biomass management.

High standards for the quality of the product are maintained and if we determine that a harvest has not met such standards, we may be required to reduce inventory and write down the value of the harvest to reflect net realizable value. Sub-optimal conditions could lead to smaller harvests and or lower quality fish. Conversely, if we experience better than expected growth rates, we may not be able to process and bring our fish to market in a timely manner, which may result in overcrowding that can cause negative health impacts and/or require culling our fish population.

Furthermore, if our salmon is perceived by the market to be of lower quality than other available sources of salmon or other fish, we may experience reduced demand for our product and may not be able to sell our products at the prices that we expect or at all.

As we continue to expand our operations and build new farms, we potentially may face additional challenges with maintaining the quality of our products. We cannot guarantee that we will not face quality issues in the future, any of which could cause damage to our reputation, and a loss of consumer confidence in our products, which could have a material adverse effect on our business results and the value of our brands.

A shutdown, damage to any of our farms, or lack of availability of power, fuel, oxygen, eggs, water, or other key components needed for our operations, could result in our prematurely harvesting fish, a loss of a material percentage of our fish in production, a delay in our commercialization plans, and a material adverse effect on our operations, business results, reputation, and the value of our brands.

An interruption in the power, fuel, oxygen supply, water quality systems, or other critical infrastructure of an aquaculture facility for more than a short period of time could lead to the loss of a large number of fish. A shutdown of or damage to our farm due to natural disaster, shortages of key components to our operations due to a pandemic, reduction in water supply, contamination of our aquifers, interruption in services, or human interference could require us to prematurely harvest some or all of the fish or could result in a loss of our fish in production.

We also are dependent on egg availability If we had a disruption in our ability to purchase eggs, we would not be able to continue to stock our farm. We cannot guarantee that any disruptions might not occur in the future, any of which could cause loss of salmon to sell, damage to our reputation, loss of consumer confidence in our products and company, and lost revenues, all of which could have a material adverse effect on our business results.

The successful development of our TOBC business depends on TOBC’s ability to efficiently and cost-effectively produce and sell salmon at large commercial scale.

Our business plans depend on our ability to increase our production capacity through the development of larger farms. We have limited experience constructing, ramping up, and managing such large, commercial-scale facilities, and we may not have anticipated all of the factors or costs that could affect our production, harvest, sale, and delivery of salmon at such a scale. Our salmon may not perform as expected when raised at very large commercial scale, we may encounter operational challenges, control deficiencies may surface, our vendors may experience capacity constraints, or our production cost and timeline projections may prove to be inaccurate. Any of these could decrease process efficiency, create delays, and increase our costs. We are also subject to volatility in market demand and prices, such as the disruption to the salmon market and the resulting reduction in market prices for salmon caused by the COVID-19 pandemic.

In addition, competitive pressures, customer volatility and the possible inability to secure established and ongoing customer partnerships and contracts, may result in a lack of buyers for our fish. Customers of our fish may not wish to follow our terms and conditions of sale, potentially resulting in a violation of labeling or disclosure laws, improper food handling, nonpayment for product, and similar issues. The competitive landscape for salmon may create challenges in securing competitive pricing for our salmon to reach our competitive goals. In addition, it is possible that we may not be able to service our customers to meet their expectations regarding fish quality, ongoing harvest supply availability, order processing fill rate, on time or correct deliveries, potential issues with third party processors, and other factors, which could impact our relationships with customers, our reputation, and our business results.

Risks Related to Our Reliance on Third Parties

We are dependent on third parties for our operations and our business may be affected by supply chain interruptions and delays.

Our business is dependent upon our relationships with vendors in Southeast Asia and Latin America for co-packing, processing and shipping product to us. If for any reason these companies became unable or unwilling to continue to provide services to us, this would likely lead to a temporary interruption in our ability to import our products until we found another entity that could provide these services. Moreover, if supply chain delays occur, our product will arrive late which will adversely impact our revenue. Failure to find a suitable replacement, even on a temporary basis, would have an adverse effect on our results of operations.

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

The report from our independent registered public accounting firm for the year ended December 31, 2021 includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

Based on our current business plan, we believe the net proceeds from our underwritten offering, together with our current cash and cash equivalents and cash receipts from sales will enable us to conduct our planned operations for at least the next 12 months. If our available cash balances, net proceeds from the offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or due to other risks described herein, we may seek to sell common stock or preferred stock or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

■	increase our sales and marketing efforts and address competitive developments;

■	provide for supply and inventory costs;

■	fund development and marketing efforts of any future products or additional features to then-current products;

■	acquire, license or invest in new technologies;

■	acquire or invest in complementary businesses or assets; and

■	finance capital expenditures and general and administrative expenses.

Our present and future funding requirements will depend on many factors, including:

■	our ability to achieve revenue growth and improve gross margins;

■	the cost of expanding our operations and offerings, including our sales and marketing efforts;

■	the effect of competing market developments; and

■	costs related to international expansion.

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

We incur significant costs as a result of operating as a public company and our management devotes substantial time to public company compliance.

As a public company, we incur significant legal, accounting and other expenses due to our compliance with regulations and disclosure obligations applicable to us, including compliance with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) as well as rules implemented by the SEC, and the OTC Markets. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. Our management and other personnel devote a substantial amount of time to monitoring of and compliance with, public company reporting obligations. These rules and regulations cause us to incur significant legal and financial compliance costs and make some activities more time consuming and costly.

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing internal controls and procedures. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934 is accumulated and communicated to our principal executive and financial officers. Any failure to develop or maintain effective controls could harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to continue to meet the eligibility requirements for the NASDAQ Stock Market.

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

We face risks related to the current global economic environment, which could harm our business, financial condition and results of operations.

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

If we are unable to support demand for our current and our future products, including ensuring that we have adequate resources to meet increased demand and mitigate any supply chain delays our business could be harmed.

As our commercial operations and sales volume grow, we will need to continue to increase our workflow capacity for processing, customer service, billing and general process improvements and expand our internal quality assurance program, and mitigate any supply chain delays we could have with our vendors, among other things. We may also need to purchase additional equipment and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. We cannot assure you that any of these increases in scale, expansion of personnel, purchase of equipment or process enhancements will be successfully implemented.

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

We conduct a significant portion of our activities, including administration and data processing, at facilities located in Southern Florida that have experienced major hurricanes and floods which could affect our facilities, significantly disrupt our operations, and delay or prevent product shipment during the time required to repair, rebuild or replace damaged processing facilities. Our suppliers in Southeast Asia and Latin America are also vulnerable to natural disasters which could disrupt their operations and their ability to supply product to us. If any of our customers’ facilities are negatively impacted by a disaster, product shipments could be delayed. Additionally, customers may delay purchases of products until operations return to normal. Even if we and/or our suppliers are able to quickly respond to a disaster, the ongoing effects of the disaster could create some uncertainty in the operations of our business. In addition, our facilities may be subject to a shortage of available electrical power and other energy supplies. Any shortages may increase our costs for power and energy supplies or could result in blackouts, which could disrupt the operations of our affected facilities and harm our business.

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

If our existing stockholders exercise warrants or sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the price of our common stock could decline. The perception in the market that these sales may occur could also cause the price of our common stock to decline.

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

Although our shares have been approved for listing on the NASDAQ Capital Market, we can provide no assurance that our shares will continue to meet the listing requirements of the NASDAQ Capital Market. If we fail to comply with these listing requirements, we will be subject to potential delisting from the NASDAQ Capital Market.

Our common stock has been approved for listing on NASDAQ under the symbol “BSFC.” However, if we fail to comply with NASDAQ’s rules for continued listing, including, without limitation, minimum market capitalization and other requirements, NASDAQ may take steps to delist our shares. Failure to maintain our listing, or de-listing from NASDAQ, would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

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

As of the date of this filing, our executive officers, directors and principal stockholders, together with their respective affiliates, owned approximately 68% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of entrenching our management and/or the board of directors, delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger”. Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares of Common Stock pursuant to Rule 144.

Historically, the SEC has taken the position that Rule 144 under the Securities Act is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008, which applies to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

-	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

-	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

-	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

-	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

In addition, for proposed sales under Rule 144, there must be adequate current information about the issuing company publicly available before the sale can be made. For reporting companies, this generally means that the companies have complied with the periodic reporting requirements of the Exchange Act. As such, due to the fact that we were a shell company until the effective time of the reverse merger, holders of “restricted securities” within the meaning of Rule 144 will be subject to the above conditions.

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

We may experience delays or restrictions on our operations as a result of the COVID-19 pandemic.

The current COVID-19 pandemic has adversely affected our business operations, including delays and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that could adversely affect the economies and financial markets of many other countries, resulting in an economic downturn that could continue to affect demand for our products and significantly impact our operating results.

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

ITEM 2. PROPERTIES

The Company’s executive offices and warehouse facility are based in Miami, Florida. We leased approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility for $16,916 per month from John Keeler Real Estate Holding, Inc. (“Keeler Real Estate”), a corporation owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of our Executive Chairman, John Keeler. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for the next 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $11,600 to date under this lease. We currently believe these spaces will be adequate for our immediate and near-term needs.

Coastal Pride leases 1,106 square feet of office space in Beaufort, South Carolina under a lease that expires in 2024 and 9,050 square feet from Gault where Coastal operates the acquired RAS soft shell crab operation in Beaufort, South Carolina for $1,000 per month until a new facility is completed.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land leased to TOBC for approximately $2,500 per month plus taxes from Steve and Janet Atkinson, the former TOBC owners that expired December 2021. As of March 31, 2022, renewal of this lease has not been finalized and no rent payments have been made.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTC pink sheets under the symbol “BSFC” from February 18, 2020 until November 2, 2021. Our common stock began trading on the NASDAQ Capital Market on November 3, 2021.

The last reported sales price of our common stock on the NASDAQ Capital Market on March 30, 2022 was $2.09.

Holders

As of March 31, 2022, the Company had 92 stockholders of record.

Lock-up Agreements

In connection with the Merger, holders of 15,750,000 shares of common stock were prohibited, subject to certain exceptions, from disposing of or hedging any shares of common stock or securities convertible or exercisable for shares of common stock during an 18-month period for Restricted Holders and 12-month period for Pre-Merger Holders, after the Merger in excess of 50% of all of the common stock held by (or issuable to) them and at a price below $2.20 per share. Thereafter, such Holders may not sell, dispose or otherwise transfer more than one-third of the common stock held by such Holder in any two-month period.

In connection with our underwritten common stock public offering in November 2021, 3,120,000 shares of common stock subject to a 10-year option at an exercise price of $2.00 per share granted to Christopher Constable, our former chief financial officer and director, are subject to a lock-up and may not be sold, disposed of or otherwise transferred until May 3, 2022.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,408,430	(1)	2.00	3,660,000
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a 10-year option to purchase 3,120,000 shares of common stock at an exercise price of $2.00 per share granted to Christopher Constable, our former chief financial officer and director, which shares are subject to a lock-up until May 3, 2022 (ii) 10-year options to purchase an aggregate of 580,000 shares of common stock at an exercise price of $2.00 per share to certain employees, (iii) 10-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $2.00 per share to certain contractors under the 2018 Plan; (iv) 3-year options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 per share to the Company’s directors; (v) 4-year options to purchase an aggregate of 176,417 shares of common stock at an exercise price of $2.30 per share an employee; and (vi) 3-year options to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00 per share to Silvia Alana, the Company’s Chief Financial Officer.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 7, 2021, we issued 10,000 shares of common stock to an investor upon exercise of a warrant purchased in the Merger in 2018.

On October 17, 2021, we issued 5,000 shares of common stock to an investor upon exercise of a warrant purchased in a private offering.

On October 27, 2021, we issued an aggregate of 44,000 shares of common stock to two investors upon exercise of warrants purchased in the Merger in 2018.

On October 28, 2021, we issued 10,000 shares of common stock to an investor upon exercise of a warrant purchased in the Merger in 2018.

On October 29, 2021, we issued an aggregate 50,000 shares of common stock to two investors upon exercise of warrants purchased in the Merger in 2018.

On November 2, 2021, we issued an aggregate of 52,000 shares of common stock to six investors upon exercise of warrants purchased in Merger in 2018.

On November 3, 2021, we issued 2,000 shares of common stock to an investor upon exercise of a warrant purchased in the merger in 2018.

On November 4, 2021, we issued an aggregate 35,250 shares of common stock to two investors upon exercise of warrants purchased in the Merger in 2018.

On November 5, 2021, we issued 150,000 shares of common stock to an investor upon exercise of a warrant purchased in the Merger in 2018.

On November 5, 2021, we issued 800,000 shares of common stock to Newbridge Securities Corporation (“Newbridge”), as underwriters’ representative, in connection with our underwritten public offering.

On November 5, 2021, we issued a warrant to purchase an aggregate of 56,000 shares of common stock at an exercise price of $5.00 per share to Newbridge. Such warrant is exercisable on a date which is 180 days from the closing of the underwritten offering and expires on November 11, 2024.

On November 8, 2021, we issued 12,500 shares of common stock to an investor upon exercise of a warrant purchased in a private offering.

On November 10, 2021 and December 31, 2021, the Company issued 52,326 and 18,405 shares of common stock, respectively, to Intelligent Investments I LLC for legal services provided to the Company.

On December 31, 2021, the Company issued 5,000 shares of common stock to TraDigital Marketing Group for consulting services provided to the Company.

On December 31, 2021, we issued 10,992 shares of common stock to each of Nubar Herian and John Keeler, 15,107 shares of common stock to each of Timothy McLellan and Trond Ringstad and 19,909 shares of common stock to Jeffrey Guzy for serving as directors of the Company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. The various sections of this discussion contain forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this prospectus as well as other matters over which we have no control. See “Forward-Looking Statements.” Our actual results may differ materially. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

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

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced decreases in revenue for the year ended December 31, 2021.

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

Public Offering

In connection with the NASDAQ uplisting, on November 2, 2021, the Company consummated an underwritten public offering of 800,000 shares of common stock at a public offering price of $5.00 per share for total gross proceeds of $4 million, before deducting underwriting discounts, commissions and other expenses. The over-allotment option to purchase up to an additional 120,000 shares of common stock at the public offering price was not exercised by the underwriters.

Fingerlings Supply Agreement

On December 3, 2021, TOBC enter into a 30-month agreement supply agreement with West Coast Fishculture (Lois Lake) Ltd. (“West Coast”) pursuant to which TOBC will supply rainbow trout fingerlings to West Coast on an exclusive basis to meet all of West Coast’s stocking requirements with the initial shipments currently scheduled to begin in June 2022. West Coast paid $140,000 upon execution of the agreement and TOBC currently estimates supplying a total $1 million of fingerlings under the agreement.

Gault Asset Acquisition

On February 3, 2022, Coastal Pride acquired certain assets relating to Gault’s soft shell crab operations, including intellectual property, equipment and vehicles used in connection with its soft shell crab operations. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of $359,250 in cash and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. Such shares are subject to a leak-out agreement pursuant to which the Seller may not sell or otherwise transfer the shares until February 3, 2023.

The audited financial statements included in this annual report for our fiscal year ended December 31, 2021 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Net Sales. Revenue for the year ended December 31, 2021 decreased 29.3% to $9,973,264 as compared to $14,111,368 for the year ended December 31, 2020 as a result of a decrease in poundage sold due to the impact of the COVID-19 pandemic during the year ended December 31, 2021.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2021 decreased to $7,979,830 as compared to $12,623,576 for the year ended December 31, 2020. The decrease is primarily attributable to the revenue decline.

Gross Profit. Gross profit for the year ended December 31, 2021 increased to $1,993,434 as compared to gross profit of $1,487,792 for the year ended December 31, 2020. This increase is attributable to higher market prices and lower cost of goods sold in comparison to the year ended December 31, 2020.

Gross Profit Margin. Gross profit margin for the year ended December 31, 2021 increased to 20.0% as compared to 10.5% for the year ended December 31, 2020. This increase is attributable to the price increases of our products.

Commissions Expenses. Commissions expenses decreased to $42,332 for the year ended December 31, 2021 from $96,594 for the year ended December 31, 2020. The decrease is attributable to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages increased to $1,827,607 for the year ended December 31, 2021 as compared to $1,286,879 for the year ended December 31, 2020. This increase is primarily attributable to the acquisition of TOBC.

Depreciation and Amortization. Depreciation and amortization expense increased to $384,963 for the year ended December 31, 2021 as compared to $268,341 for the year ended December 31, 2020. The increase is attributable to an increase in depreciation and amortization as a result of the TOBC acquisition.

Impairment Loss. Impairment loss increased to $374,300 for the year ended December 31, 2021 as compared to $0 for the year ended December 31, 2020. This increase is attributable to the effects of the COVID-19 pandemic on our business.

Other Operating Expense. Other operating expenses increased 31.0% to $2,147,873 for the year ended December 31, 2021 as compared to $1,639,484 for the year ended December 31, 2020. This increase is primarily attributable to legal and professional fees and stock compensation expense associated with the TOBC acquisition and NASDAQ uplisting application.

Other Income. Other income decreased to $498,791 for the year ended December 31, 2021 from $891,667 for the year ended December 31, 2020. This decrease is primarily attributable to fixed assets sold in 2020 and lower collections received by Coastal Pride from previously written off receivables.

Forbearance Fee Expense (Non-Cash). Forbearance fee expense decreased to $0 for the year ended December 31, 2021 from $2,655,292 for the year ended December 31, 2020. This decrease is the result of a one-time, non-cash expense related to the issuance of common stock for a forbearance fee in connection with the Kenar Note in 2020.

Interest Expense. Interest expense decreased to $320,524 for the year ended December 31, 2021 as compared to $870,303 for the year ended December 31, 2020. This decrease is attributable to a decrease in the aggregate principal amount of loans outstanding to $4,009,463 as of December 31, 2021 from $4,788,118 as of December 31, 2020.

Net Loss. The Company had a net loss of $2,605,374 for the year ended December 31, 2021 as compared to the net loss of $4,437,434 for the year ended December 31, 2020. The decrease in net loss is primarily attributable to reduction in interest and other operating expenses.

Liquidity and Capital Resources

The Company had cash of $1,155,513 as of December 31, 2021, of which $0 was restricted cash. At December 31, 2021, the Company had a working capital surplus of $2,831,718 including $960,000 in stockholder loans that were subordinated to its working capital line of credit as compared to a working capital deficit of $2,527,059 at December 31, 2020, including $1,299,712 in stockholder loans. The Company’s primary sources of liquidity consisted of inventory of $2,119,441 and accounts receivable of $1,231,181 at December 31, 2021. The increase in working capital was due primarily to an increase of inventory of $286,780, accounts receivable of $148,713 and other current assets of $3,525,736 and the decrease of related party notes payable of $1,534,612.

The Company has historically financed its operations through the cash flow generated from operations, loans from stockholders and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. The Company continues to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next year. However, while significant uncertainty remains, the Company believes that the COVID-19 outbreak will have a negative impact the ability to raise financing and access capital.

Cash (Used in) Provided by Operating Activities. Cash used in operating activities during the year ended December 31, 2021 was $4,833,029 as compared to cash provided of $4,575,575 for the year ended December 31, 2020, representing a decrease of $9,408,604. The decrease is primarily attributable to a decrease in the net loss of $1,832,060 for the year ended December 31, 2021 as well as a decrease in the changes in inventory of $6,236,801, receivables of $1,075,699, other current assets of $3,576,243 and other assets of $76,057 netted against the increase in changes in lease liability of $128,093 and payables of $2,326,839 for the year ended December 31, 2021 compared with the year ended December 31, 2020.

Cash (Used in) Provided by Investing Activities. Cash used in investing activities for the year ended December 31, 2021 was $775,445 as compared to $343,237 cash provided by investing activities for the year ended December 31, 2020. The increase was attributable to the acquisition of TOBC in the year ended December 31, 2021.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the year ended December 31, 2021 was $6,480,540 as compared to cash used in financing activities of $4,800,635 for the year ended December 31, 2020. Repayments in the Company’s related party notes of $1,534,612 and principal payments of long-term debt of $398,385 were partially offset by the proceeds from the PPP loan of $371,944 for the year ended December 31, 2021, compared to loan payment and loan costs paid on the working capital line of credit of $5,112,061 for the year ended December 31, 2020. As of December 31, 2021, the Company had $6,596,500 of net proceeds from common stock private offerings and $882,800 proceeds from common stock warrants exercised.

Working Capital Line of Credit

Keeler & Co. entered into a $14,000,000 revolving line of credit with ACF on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000 and provide additional working capital to the Company. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020 and was secured by all of the assets of Keeler & Co. and Coastal Pride. The interest rate under the line of credit was equal to the greater of (i) the 3-month LIBOR rate plus 9.25%, (ii) the prime rate plus 6.0%, and (iii) a fixed rate of 6.5%. As of December 31, 2021, the interest rate was 0%.

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers. As of December 31, 2021, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow for the fourth quarter of 2021 which was accepted by Lighthouse.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance, in order to increase imports to meet customer demand. As of December 31, 2021, the interest rate was 7.0%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay the outstanding indebtedness owed to ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of December 31, 2021 was $2,368,200.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of December 31, 2021, $960,000 of principal remains outstanding and approximately $75,900 of interest was paid under the notes. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments during the year ended December 31, 2021 of $339,712.

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

Lobo Note

On April 2, 2019, the Company issued a four-month unsecured promissory note in the principal amount of $100,000 (the “Lobo Note”) to Lobo Holdings, LLLP, a stockholder of the Company (“Lobo”). The Lobo Note bears interest at the rate of 18% per annum. The Lobo Note may be prepaid in whole or in part without penalty. John Keeler, the Company’s Executive Chairman and Chief Executive Officer, pledged 1,000,000 shares of common stock of the Company to secure the Company’s obligations under the Lobo Note. The Lobo Note matured on August 2, 2019 and was extended through December 2, 2019 on the same terms and conditions. On November 15, 2019, the Company paid off the Lobo Note with the issuance to Lobo of an unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 15% per annum and matured on March 31, 2020. On April 1, 2020, the Company paid off the November 15, 2019 Lobo Note with the issuance to Lobo of a six-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on October 1, 2020. On October 1, 2020, the Company paid off the April 1, 2020 note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matured on December 31, 2020. On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021. On July 1, 2021, the Company paid off the January 1, 2021 Lobo note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% per annum and matured on September 30, 2021. On October 1, 2021, the Company paid off the July 1, 2021 Lobo Note with the issuance of a one-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on November 1, 2021. On November 1, 2021, the Company paid Lobo $100,877 of principal and accrued interest in full satisfaction of the amounts due to Lobo under the one-month unsecured promissory note dated October 1, 2021, between the Company and Lobo, and the Lobo Note was extinguished.

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

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a PPP Loan. The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. In September 2021, the Company applied for loan forgiveness by the SBA through US Century Bank for the full amount which was granted in October 2021.

Offering

On November 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (“Newbridge”), as representative of the underwriters listed therein (the “Underwriters”), pursuant to which the Company agreed to sell to the Underwriters in a firm commitment underwritten public offering (the “Offering”) an aggregate of 800,000 shares of the Company’s common stock, at a public offering price of $5.00 per share. In addition, the Underwriters were granted an over-allotment option (the “Over-allotment Option”) for a period of 45 days to purchase up to an additional 120,000 shares of common stock. The Offering closed on November 5, 2021 and the common stock began trading on the NASDAQ Capital Market under the symbol “BSFC” on November 3, 2021. The Over-allotment Option was not exercised by the Underwriters.

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were approximately $3,600,000. The Company is using the net proceeds from the Offering for general corporate purposes, including working capital, operating expenses, and capital expenditures. The Company may also use a portion of the net proceeds to acquire or make investments in businesses, products, and offerings, although the Company does not have agreements or commitments for any material acquisitions or investments at this time.

In addition, pursuant to the terms of the Underwriting Agreement and related “lock-up” agreements, each director, executive officer, and beneficial owners of over 10% of the Company’s common stock (for a period of 180 days after the date of the final prospectus relating to the Offering), have agreed, subject to customary exceptions, not to sell, transfer or otherwise dispose of securities of the Company, without the prior written consent of Newbridge.

On November 5, 2021, in connection with the Offering, the Company issued a warrant to purchase an aggregate of 56,000 shares of common stock at an exercise price of $5.00 per share to Newbridge. Such warrant is exercisable on a date which is 180 days from the closing of the Offering and expires on November 11, 2024.

Lind Global Fund II LP investment

On January 24, 2022, we entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind.

The outstanding principal under the note is payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”), or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company will pay Lind an additional amount in cash as determined pursuant to a formula contained in the note.

In connection with the issuance of the note, the Company granted Lind a first priority security interest and lien on all of its assets, including a pledge on its shares in John Keeler & Co. Inc., its wholly-owned subsidiary, pursuant to a security agreement and a stock pledge agreement with Lind, dated January 24, 2022. Each subsidiary of the Company also granted a second priority security interest in all of its respective assets.

The note is mandatorily payable prior to maturity if the Company issues any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issues any indebtedness other than certain amounts under the current line of credit facility with Lighthouse Financial Corp. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant an investor the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

Commencing on the earlier of July 24, 2022 or the effectiveness of the registration statement covering Lind’s shares, if the Company fails to maintain the listing and trading of its common stock, the note will become due and payable and Lind may convert all or a portion of the outstanding principal at the lower of the then current conversion price and 80% of the average of the 3-day VWAP during the 20 days prior to delivery of the conversion notice.

If a resale registration statement is not effective covering the shares of common stock issuable to Lind in 180 days following January 24, 2022, the note will be in default. Lind was also granted piggyback registration rights.

If the Company engages in capital raising transactions, Lind has the right to purchase up to 10% of the new securities.

The note is convertible into common stock at $5.00 per share, subject to certain adjustments, at any time after the earlier of six months from issuance or the date the registration statement is effective; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

Upon a change of control of the Company, as defined in the note, Lind has the right to require the Company to prepay 10% of the outstanding principal amount of the note.

The Company may prepay the outstanding principal amount of the note, provided Lind may convert up to 25% of the principal amount of the note at a price per share equal to the lesser of the Repayment Share Price or the conversion price.

The Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 125% of the then outstanding principal amount. Upon a default, all or a portion of the outstanding principal amount may be converted into shares of common stock by Lind at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs.

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

When using a quantitative test, we arrive at our estimates of fair value using a discounted cash flow analysis. Our assessment for impairment of goodwill and indefinite-lived intangible assets compared the fair value of the reporting unit to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. Based on our year-end 2021 annual impairment analysis for goodwill, trademarks and non-compete agreements, we concluded that it is more likely than not that the fair value of goodwill, trademarks and non-compete agreements exceeded its carrying value. No impairment was recorded for goodwill, trademarks and non-compete agreements. For customer relationships, the analysis concluded an impairment of $374,300 as a result of the COVID-19 pandemic during year-end December 31, 2021.

The fair value conclusions as of December 31, 2021 are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, among others, all of which require significant judgments by management.

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

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at a public cold storage facility and merchandise in transit from suppliers. The Company also has eggs and fish in process inventory from TOBC. The cost of inventory is primarily determined using the specific identification method for crab meat. Fish in process inventory is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. Inventory is valued at the lower of cost or net realizable value, cost being determined using the first-in, first-out method for crab meat and using various estimates and assumptions in regard to the calculation of the biomass, including expected yield, market value of the biomass, and estimated costs of completion.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $1,468,000 and $522,000 as of December 31, 2021 and December 31, 2020, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or market based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of $0 for the year ended December 31, 2021 as compared to approximately $71,400 for the year ended December 31, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Mexico, Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh and steelhead salmon produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

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

Recently Adopted Accounting Pronouncements

ASU 2019-12 Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company determined that the standard has no impact on its consolidated financial statements and related disclosures.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue Star Foods Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Star Foods Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2022

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2021	DECEMBER 31, 2020

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,155,513	$55,644
Restricted cash	-	282,043
Accounts receivable, net	1,231,181	1,082,468
Inventory, net	2,119,441	1,832,661
Advances to related party	1,422,750	1,299,984
Other current assets	3,702,661	176,925
Total Current Assets	9,631,546	4,729,725
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	1,904,403	20,064
RIGHT OF USE ASSET	71,128	99,472
INTANGIBLE ASSETS, net
Trademarks	1,125,074	788,614
Customer relationships	2,082,757	1,145,831
Non-compete agreements	104,927	29,171
Total Intangible Assets	3,312,758	1,963,616
GOODWILL	445,395	445,395
OTHER ASSETS	124,634	108,088
TOTAL ASSETS	$15,945,409	$7,821,905
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accruals	$1,794,223	$1,607,490
Working capital line of credit	2,368,200	1,805,907
Deferred income	109,414	-
Current maturities of lease liabilities	30,583	29,337
Current maturities of related party long-term notes	475,000	195,000
Related party notes payable	-	972,500
Related party notes payable - subordinated	960,000	1,299,712
Other current liabilities	1,054,649	1,346,838
Total Current Liabilities	6,792,069	7,256,784
LONG-TERM LIABILITIES
Long-term lease liability	40,109	69,844
Long-term debt	31,263	-
Related party long-term notes	175,000	515,000
TOTAL LIABILITIES	7,038,441	7,841,628
STOCKHOLDERS’ EQUITY (DEFICIT)
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021, and 1,413 shares issued and outstanding as of December 31, 2020	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,671,318 shares issued and outstanding as of December 31, 2021, and 19,580,721 shares issued and outstanding as of December 31, 2020	2,480	1,958
Additional paid-in capital	25,102,879	13,488,836
Accumulated other comprehensive loss	(54,240)	-
Accumulated deficit	(16,144,151)	(13,510,517)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	8,906,968	(19,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,945,409	$7,821,905

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

YEARS ENDED DECEMBER 31,

	2021	2020

REVENUE, NET	$9,973,264	$14,111,368

COST OF REVENUE	7,979,830	12,623,576

GROSS PROFIT	1,993,434	1,487,792

COMMISSIONS	42,332	96,594
SALARIES AND WAGES	1,827,607	1,286,879
DEPRECIATION AND AMORTIZATION	384,963	268,341
IMPAIRMENT LOSS	374,300	-
OTHER OPERATING EXPENSES	2,147,873	1,639,484

LOSS FROM OPERATIONS	(2,783,641)	(1,803,506)

OTHER INCOME	498,791	891,667
FORBEARANCE FEE EXPENSE (NON-CASH)	-	(2,655,292)
INTEREST EXPENSE	(320,524)	(870,303)

NET LOSS	(2,605,374)	(4,437,434)

LESS: NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	7,577

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(2,605,374)	$(4,445,011)

DIVIDEND ON PREFERRED STOCK	28,260	113,040

NET LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP. COMMON STOCKHOLDERS	$(2,633,634)	$(4,558,051)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(54,240)	-

TRANSLATION ADJUSTMENT ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	23,700

COMPREHENSIVE (LOSS) INCOME	(54,240)	31,277

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(2,659,614)	$(4,445,011)

Loss per common share:
Net loss per common share - basic and diluted	$(0.12)	$(0.25)
Weighted average common shares outstanding - basic and diluted	21,708,576	18,257,491

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2021

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-	Accumulated	Accumulated Other Comprehensive	Total Blue Star Foods Corp. Stockholder’s Equity	Non-Controlling	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	Income	(Deficit)	Interest	(Deficit)
December 31, 2019	1,413	-	17,589,705	1,761	8,789,021	(8,952,466)		(161,684)	(358,028)	(519,712)

Stock based compensation	-	-	-	-	139,380	-		139,380	-	139,380

Common stock issued for cash	-	-	5,000	-	10,000	-		10,000	-	10,000

Common stock issued for service	-	-	115,814	12	188,988	-		189,000	-	189,000

Common stock issued to related party lender for forbearance	-	-	1,021,266	100	2,655,192	-		2,655,292	-	2,655,292

Common stock issued to settle related party notes	-	-	796,650	80	1,593,220	-		1,593,300	-	1,593,300

Series A preferred 8% dividend issued in common stock	-	-	52,286	5	113,035	(113,040)		-	-	-

Net Loss	-	-	-	-	-	(4,445,011)		(4,445,011)	7,577	(4,437,434)

Deconsolidation of Strike the Gold Foods, Ltd.	-	-	-	-	-	-		-	326,751	326,751

Comprehensive loss	-	-	-	-	-	-		-	23,700	23,700

December 31, 2020	1,413	-	19,580,721	1,958	13,488,836	(13,510,517)	-	(19,723)	-	(19,723)

Stock based compensation	-	-	-	-	530,506	-	-	530,506	-	530,506

Common stock issued to settle related party interest	-	-	122,217	13	266,869	-	-	266,882	-	266,882

Common stock issued for cash	-	-	2,300,000	230	6,596,270	-	-	6,596,500	-	6,596,500

Common stock issued for service	-	-	246,457	37	644,183	-	-	644,220	-	644,220

Common stock issued for TOBC acquisition held in escrow	-	-	344,957	34	689,880	-	-	689,914	-	689,914

Common stock issued for TOBC Acquisition	-	-	987,741	99	1,975,384	-	-	1,975,483	-	1,975,483

Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-	-	-

Preferred Stock conversion to Common Stock	(1,413)	-	706,500	71	(71)	-	-	-	-	-

Common stock issued from exercise of warrants	-	-	370,750	37	882,763	-	-	882,800	-	882,800

Net Loss	-	-	-	-	-	(2,605,374)	-	(2,605,374)	-	(2,605,374)

Comprehensive loss	-	-	-	-	-	-	(54,240)	(54,240)	-	(54,240)

December 31, 2021	-	-	24,671,318	2,480	25,102,879	(16,144,151)	(54,240)	8,906,968	-	8,906,968

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,605,374)	$(4,437,434)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	530,506	139,380
Common stock issued for service	644,220	69,000
Common stock issued for forbearance fee	-	2,655,292
Depreciation of fixed assets	104,619	33,367
Amortization of intangible assets	244,879	162,496
Amortization of loan costs	37,500	72,478
Gain on PPP loan forgiveness	(371,944)	(344,762)
Gain on termination of lease	-	(38,819)
Gain on sale of equipment	-	(343,181)
Impairment of intangible asset	374,300	-
Lease expense	28,344	175,699
Bad debt expense	4,689	13,293
Allowance for inventory obsolescence	-	71,487
Changes in operating assets and liabilities:
Accounts receivables	(133,043)	942,656
Inventories	(213,328)	6,023,473
Advances to related parties	(122,766)	(14,049)
Other current assets	(3,512,928)	63,315
Lease liability	(28,489)	(156,582)
Other assets	(61,205)	14,852
Accounts payable and accruals	453,615	(1,873,224)
Deferred income	109,414	-
Other current liabilities	(316,038)	1,346,838
Net Cash (Used in) Provided by Operating Activities	(4,833,029)	4,575,575

CASH FLOWS FROM INVESTING ACTIVITIES:
Deconsolidation of variable interest entity	-	(8,421)
Net cash paid for acquisition of TOBC	(790,593)	-
Proceeds from sale of fixed assets	17,183	407,198
Purchases of fixed assets	-	(55,540)
Net Cash (Used in) Provided by Investing Activities	(773,410)	343,237

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	6,596,500	10,000
Proceeds from common stock warrants exercised	882,800	-
Proceeds from working capital line of credit	10,993,584	6,775,660
Proceeds from HSBC loan	-	43,788
Proceeds from PPP loan	371,944	344,762
Repayments of working capital line of credit	(10,431,291)	(11,887,721)
Repayments of related party notes payable	(1,534,612)	(17,124)
Principal payments of long-term debt	(398,385)	-
Payments of loan costs	-	(70,000)
Net Cash Provided by (Used in) Financing Activities	6,480,540	(4,800,635)

Effect of Exchange Rate Changes on Cash	(54,240)	23,700

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	817,826	141,877

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - BEGINNING OF PERIOD	337,687	195,810

CASH, CASH EQUIVALENTS AND RESTRICTED CASH - END OF PERIOD	$1,155,513	$337,687

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$537,533	$725,693

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A preferred 8% dividend issued in common stock	28,260	113,040
Operating lease assets recognized in exchange for operating lease liabilities	-	28,137
Shares issued for partial payment of accounts payable	-	120,000
Shares issued for partial payment of notes payable - related party	-	1,593,300
Preferred shares conversion to common stock	71	-
Common stock issued for interest payment	266,882	-
Shares issued for acquisition	2,665,397	-
Related party notes recognized from business acquisition	162,400	-

The accompanying notes are an integral part of these consolidated financial statements

Blue Star Foods Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

On April 27, 2021, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with TOBC, and Steve Atkinson and Janet Atkinson (the “Sellers”), the owners of all of the capital stock of TOBC (the “TOBC Shares”), pursuant to which the Company acquired all of the TOBC Shares from the Sellers for an aggregate purchase price of CAD$4,000,000 consisting of: (i) an aggregate of CAD$1,000,000 in cash (with each Seller receiving a pro rata amount based upon the total number of TOBC Shares held by such Seller); (ii) promissory notes in the aggregate principal amount of CAD$200,000 (the “Notes”) with the principal amount of each Seller’s Note based on such Seller’s pro rata portion of the TOBC Shares); and (iii) 987,741 shares of the Company’s common stock (representing CAD$2,800,000 of shares based on USD$2.30 per share) with each Seller receiving a pro rata portion of such shares based upon the total number of TOBC Shares held by such Seller.

On June 24, 2021, the Purchase Agreement was amended (the “Amendment”), to increase the Purchase Price to an aggregate of CAD$5,000,000 and the acquisition closed. As a result of the acquisition, TOBC became a wholly owned subsidiary of the Company. Pursuant to the Amendment, on August 3, 2021, an aggregate of 344,957 shares of the Company’s common stock (representing CAD$1,000,000 of additional shares calculated at USD$2.30 per share) was put in escrow until the 24-month anniversary of the closing. If within 24 months of the closing TOBC has cumulative revenue of at least CAD$1,300,000, the Sellers will receive all of the escrowed shares. If as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, John Keeler & Co, Inc. a wholly owned subsidiary, Coastal Pride Seafood, LLC (“Coastal Pride”), a wholly owned subsidiary of John Keeler & Co., Inc. and Taste of BC Aquafarms, Inc. (“TOBC”), a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the tangible net assets recorded in connection with an acquisition. Other intangible assets include customer relationships, non-compete agreements, and trademarks. The Company reviews its indefinite-lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

Impairments are recorded as impairment charges in the Company’s Consolidated Statements of Operations and Comprehensive Loss, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets when they occur. In accordance with its policies, the Company performed an assessment of its indefinite-lived intangibles and goodwill and determined there was no impairment for the years ended December 31, 2021 and 2020.

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Impairments are recorded as impairment charges in the Company’s Consolidated Statements of Operations and Comprehensive Loss, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets when they occur. In accordance with its policies, the Company performed an assessment of its finite-lived intangibles and recognized an impairment loss on customer relationships intangible asset of $374,300 for the year ended December 31, 2021.

Cash, Restricted Cash and Cash Equivalents

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2021, the Company had no cash equivalents.

The Company considers any cash balance in the lender designated cash collateral account as restricted cash. All cash proceeds must be deposited into the cash collateral account, and will be cleared and applied to the line of credit. The Company has no access to this account, and the purpose of the funds is restricted to repayment of the line of credit. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts in the consolidated statements of cash flows:

	December 31, 2020	December 31, 2019

Cash and cash equivalents	$1,155,513	$55,644
Restricted cash	-	282,043
Total cash, cash equivalents, and restricted cash shown in the cash flow statement	$1,155,513	$337,687

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of December 31, 2021, and 2020, the Company recorded sales return, allowances, discounts and refund liability of approximately $66,000 and $62,800, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2021 and 2020.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at a public cold storage facility and merchandise in transit from suppliers. The Company also has eggs and fish in process inventory from TOBC. The cost of inventory is primarily determined using the specific identification method for crab meat. Fish in process inventory is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. Inventory is valued at the lower of cost or net realizable value, cost being determined using the first-in, first-out method for crab meat and using various estimates and assumptions in regard to the calculation of the biomass, including expected yield, market value of the biomass, and estimated costs of completion.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold.

The Company’s inventory as of December 31 2021 and 2020 consists of:

	December 31, 2021	December 31, 2020

Inventory purchased for resale	$863,967	$1,382,068
Feeds and eggs processed	72,733	-
In-transit inventory	1,182,741	522,080
Inventory allowance	-	(71,487)
Inventory, net	$2,119,441	$1,832,661

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

As of December 31, 2021, and December 31, 2020, the balance due from Bacolod for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. Cost of revenue related to inventories purchased from Bacolod represented approximately $0 and $1,280,000 of total cost of revenue for the years ended December 31, 2021 and 2020, respectively.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation and are being depreciated using the straight-line method over the estimated useful life of the asset as follows:

RAS System	10 years
Furniture and fixtures	7 to 10 years
Computer equipment	5 years
Warehouse and refrigeration equipment	10 years
Leasehold improvements	7 years
Automobile	5 years
Trade show booth	7 years

The RAS system is comprised of tanks, plumbing, pumps, controls, hatchery, tools and other equipment all working together for the TOBC facility.

Leasehold improvements are amortized using the straight-line method over the shorter of the expected life of the improvement or the remaining lease term.

The Company capitalizes expenditures for major improvements and additions and expenses those items which do not improve or extend the useful life of the fixed assets.

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. At December 31, 2021 and 2020, the Company believes the carrying values of its long-lived assets are recoverable and as such, the Company did not record any impairment.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. Dollars. The assets and liabilities held by TOBC and the previous VIE from 2020 have a functional currency other than the U.S. Dollar. The TOBC results and the 2020 VIE results were translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. TOBC and the 2020 VIE’s revenue and expenses were translated into U.S. Dollars at the average rates that prevailed during the period. The rate used in the financial statements as presented for December 31, 2021 for TOBC was 0.79 Canadian Dollars to U.S. Dollars and for December 31, 2020 for the previous VIE was 1.260 U.S. Dollar to UK pound sterling. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately $54,200 and $23,700 for the years ended December 31, 2021 and December 31, 2020, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Mexico, Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh and steelhead salmon produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

To determine revenue recognition for the arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (1) identify the contract(s) with a customer by receipt of purchase orders and confirmations sent by the Company which includes a required line of credit approval process, (2) identify the performance obligations in the contract which includes shipment of goods to the customer at FOB shipping point or destination, (3) determine the transaction price which initiates with the purchase order received from the customer and confirmation sent by the Company and will include discounts and allowances by customer if any, (4) allocate the transaction price to the performance obligations in the contract which is the shipment of the goods to the customer and transaction price determined in step 3 above and (5) recognize revenue when (or as) the entity satisfies a performance obligation which is when the Company transfers control of the goods to the customers by shipment or delivery of the products.

The Company elected an accounting policy to treat shipping and handling activities as fulfillment activities. Consideration payable to a customer is recorded as a reduction of the arrangement’s transaction price, thereby reducing the amount of revenue recognized, unless the payment is for distinct goods or services received from the customer.

Deferred Income

The Company recognizes deferred income for advance payments received from customers for which sales have not yet occurred.

Leases

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2021. Our leases generally have terms that range from three years for equipment and six to seven years for real property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

December 31, 2021
Assets
Operating lease assets	$71,128

Liabilities
Current	$30,583
Operating lease liabilities
Noncurrent
Operating lease liabilities	$40,109

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2021
Cash used in operating activities:
Operating leases	$28,344
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2021
Weighted-average remaining lease term
Operating leases	2.47 years
Weighted-average discount rate
Operating leases	4.3%

Maturities of lease liabilities as of December 31, 2021, were as follows:

Operating Leases

2022	$33,552
2023	26,474
2024	15,060
2025	-
2026	-
Thereafter	-
Total lease payments	$75,086
Less: amount of lease payments representing interest	(4,394)
Present value of future minimum lease payments	$70,692
Less: current obligations under leases	$(30,583)
Non-current obligations	$40,109

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $5,700 and 7,200, for the years ended December 31, 2021 and 2020, respectively.

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

Customer Concentration

The Company had ten customers which accounted for approximately 52% of revenue during the year ended December 31, 2021. One customer accounted for 24% of revenue during the year ended December 31, 2021. Outstanding receivables from these customers accounted for approximately 59% of the total accounts receivable as of December 31, 2021.

The Company had three customers which accounted for approximately 26% of revenue in the year ended December 31, 2020. Outstanding receivables from these customers accounted for approximately 19% of the total accounts receivable as of December 31, 2020.

The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had four suppliers which accounted for approximately 70% of the Company’s total purchases during the year ended December 31, 2021. These four suppliers are located in the United States, Indonesia, Mexico and China, which accounted for approximately 80% of the Company’s total purchases during the year. During 2021, the Company purchased inventory from one non-affiliated Mexican supplier that made up the balance of 42% of the supply concentration.

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

Fair Value Measurements and Financial Instruments

Fair value is defined as the amount that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured using inputs in one of the following three categories:

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we judgment. have the ability to access. Valuation of these items does not entail a significant amount of judgment.

Level 2 measurements are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or market data other than quoted prices that are observable for the assets or liabilities.

Level 3 measurements are based on unobservable data that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and debt obligations. We believe the carrying values of our financial instruments approximate their fair values because they are short term in nature or payable on demand. The Company does not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2021 and 2020.

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Note 9 - Series A Convertible Preferred Stock, as of December 31, 2021, 1,413 shares of preferred stock were converted into 706,500 shares of common stock. As further described in Notes 10 and 11 – Options and Warrants, as of December 31, 2021 and 2020, 3,431,250 and 3,280,000 options may be exercised, respectively, and 1,538,500 warrants are exercisable.

As there was a net loss for the years ended December 31, 2021 and December 31, 2020, basic and diluted losses per share each year are the same.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the individual is required to provide service in exchange for the award, usually the vesting period. The Company has elected to adopt ASU 2016-09 and has a policy to account for forfeitures as they occur.

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

As of December 31, 2021, and 2020, there was approximately $143,300 and $392,000 in interest paid to related parties notes payable. See Note 7 Debt for further information.

Income Taxes

The Company accounts for income taxes utilizing the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse. The effects of future changes in tax laws or rates are not included in the measurement. Income tax expense is the total of the current year income tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2021 or 2020.

Recently Adopted Accounting Pronouncements

ASU 2019-12 Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company determined that the standard has no impact on its consolidated financial statements and related disclosures.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expect no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $2,605,374, has an accumulated deficit of $16,144,151 and working capital surplus of $2,831,718, inclusive of $960,000 in subordinated stockholder debt. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $3,702,661 and $176,925 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, approximately $3.2 million of the balance was related to prepaid inventory to our suppliers. The remainder of the balance is related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following at December 31:

	2021	2020
Computer equipment	$90,707	$90,707
RAS system	1,963,734	-
Automobiles	23,188	-
Leasehold improvements	4,919	4,919
Total	2,082,548	95,626
Less: Accumulated depreciation	(178,145)	(75,562)
Fixed assets, net	$1,904,403	$20,064

For the years ended December 31, 2021 and 2020, depreciation expense totaled approximately $104,000 and $33,000, respectively. On December 2020, our warehouse and refrigeration equipment was sold to an unrelated party for $407,198 and the Company recorded a gain on the sale of the equipment of $343,181.

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2021 and 2020.

	2021	2020
Balance, January 1	$445,395	$445,395
Acquisition of TOBC	-	-
Balance, December 31	$445,395	$445,395

The following table sets for the components of the Company’s intangible assets at December 31, 2021:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(118,050)	$731,950
Trademarks – TOBC	15	406,150	(13,027)	393,123
Customer Relationships – Coastal Pride	12	1,250,000	(574,625)	675,375
Customer Relationships – TOBC	15	1,454,017	(46,634)	1,407,383
Non-Compete Agreements – Coastal Pride	3	40,000	(20,825)	19,175
Non-Compete Agreements – TOBC	4	97,476	(11,724)	85,752
Total		$4,097,643	$(784,885)	$3,312,758

The aggregate amortization remaining on the intangible assets as of December 31, 2021 is as follows:

Intangible Amortization
2022	$234,201
2023	$234,201
2024	$234,201
2025	$234,201
2026	$230,528
Thereafter	$2,145,426

Note 7. Debt

Working Capital Line of Credit

Keeler & Co entered into a $14,000,000 revolving line of credit pursuant to a loan and security agreement with ACF Finco I, LP (“ACF”) on August 31, 2016, the proceeds of which were used to pay off the prior line of credit, pay new loan costs of approximately $309,000, and provide additional working capital to the Company. This facility was secured by all assets of Keeler & Co. This facility was amended on November 18, 2016, June 19, 2017, October 16, 2017, September 19, 2018, November 8, 2018, July 29, 2019, November 26, 2019 and May 7, 2020.

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

As of December 31, 2021, and 2020, the interest rate was 0% and 12.48%, respectively.

As of December 31, 2021, and 2020, the line of credit had an outstanding balance of $0 and approximately $1,805,000, respectively.

The Company amortized loan costs on a straight-line basis, which approximates the interest method, over the term of the credit facility. The Company added loan costs associated with the working capital lines of credit of approximately $70,000 for the year ended December 31, 2020, leaving balances in the asset of $2,992, net of approximately $585,000 of accumulated amortization as of December 31, 2020. The Company recorded amortization expense of approximately $72,000 for the year ended December 31, 2020.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance, in order to increase imports to meet customer demand.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse. As of December 31, 2021, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow for the fourth quarter of 2021 which was accepted by Lighthouse.

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay the outstanding indebtedness owed to ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of December 31, 2021 was $2,368,200.

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $960,000 and $1,299,700 as of December 31, 2021 and 2020, respectively. These notes are payable on demand, bear an annual interest rate of 6% and were subordinated to the ACF working capital line of credit until March 31, 2021. Since March 31, 2021, these notes are subordinated to the Lighthouse note. The Company made principal payments during the year ended December 31, 2021, and 2020 of $339,712 and approximately $17,000, respectively. An additional principal settlement of $1,593,300 was made in December 2020 by the issuance of 796,650 shares of common stock to the noteholder.

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

Interest expense for the Kenar Note totaled approximately $79,100 during the year ended December 31, 2021.

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

On January 1, 2021, the Company paid off the October 1, 2020 note with the issuance of a six-month unsecured promissory note in the principal amount of $100,000, which bears interest at the rate of 10% per annum and matures on June 30, 2021. On July 1, 2021, the Company paid off the January 1, 2021 Lobo note with the issuance of a three-month unsecured promissory note in the principal amount of $100,000 which accrued interest at the rate of 10% per annum and matured on September 30, 2021. On October 1, 2021, the Company paid off the July 1, 2021 Lobo Note with the issuance of a one-month unsecured promissory note in the principal amount of $100,000, which accrued interest at the rate of 10% per annum and matured on November 1, 2021.

On November 1, 2021, the Company paid Lobo $100,877 of principal and accrued interest in full satisfaction of the amounts due to Lobo under the one-month unsecured promissory note dated October 1, 2021, between the Company and Lobo, and the Lobo Note was extinguished.

Interest expense for the Lobo Note totaled approximately $8,300 during the year ended December 31, 2021.

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

Interest expense for the Walter Lubkin Jr. note totaled approximately $19,700 and $20,100 during the years ended December 31, 2021, and 2020, respectively.

On October 8, 2021, a portion of the outstanding principal and accrued interest to date totaling $34,205 were paid on the note by the Company.

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

Interest expense for the Walter Lubkin III note totaled approximately $3,300 and $3,500 during the years ended December 31, 2021, and 2020, respectively.

On October 8, 2021, a portion of the outstanding principal and accrued interest to date totaling $16,257 were paid on the note by the Company.

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

Interest expense for the Tracy Greco note totaled approximately $2,700 and $2,800 during the years ended December 31, 2021, and 2020, respectively.

On October 8, 2021, a portion of the outstanding principal and accrued interest to date totaling $13,209 were paid on the note by the Company.

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

Interest expense for the John Lubkin note totaled approximately $1,900 and $2,000 during the years ended December 31, 2021, and 2020, respectively.

On October 8, 2021, a portion of the outstanding principal and accrued interest to date totaling $9,399 were paid on the note by the Company.

Payroll Protection Program Loans

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

On March 2, 2021, the Company received proceeds of $371,944 and issued an unsecured promissory note to US Century in the principal amount of $371,944 in connection with a CARES Act Payroll Protection Program (“PPP Loan”). The note accrues interest at 1.0% per annum, matures five years from the date of issuance and is fully guaranteed by the SBA and may be forgiven provided certain criteria are met. In September 2021, the Company applied for the loan forgiveness by the SBA through US Century Bank for the full amount which was granted in October 2021 and was recognized as other income in the consolidated statement of operations for the year ended December 31, 2021.

Note 8. Business Combination

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

Pro Forma Information

The following pro forma information assumes the business acquisition occurred on January 1, 2020. For all of the business acquisitions, depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

	For the year ended December 31, 2021	For the year ended December 31, 2020
Revenue	$12,029,325	$14,490,379
Net loss attributable to common shareholders	$(3,102,683)	$(4,721,865)
Basic and diluted loss per share	$(0.14)	$(0.27)

The information included in the pro forma amounts is derived from historical information obtained from the Sellers of the business.

Note 9. Stockholders’ Equity

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

Conversion. Each share of Series A Stock is convertible at any time and in the sole discretion of the holder, into shares of common stock at a conversion rate of 500 shares of common stock for each share of Series A Stock (the “Conversion Rate”) The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity. On June 30 2021, all preferred shares were converted to common shares and the Company issued an aggregate of 706,500 shares of common stock to Series A preferred shareholders upon conversion of an aggregate 1,413 shares of Series A Stock.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $.0001 and had 24,671,318 and 19,580,721 shares of common stock issued and outstanding as of December 31, 2021 and 2020, respectively.

On May 27, 2020, the Company issued 5,000 shares of common stock at $2.00 per share in a private placement offering.

On May 27, 2020, the Company issued 1,021,266 shares of common stock to Kenar at $2.60 per share as a forbearance fee.in connection with Kenar’s agreement to amend its outstanding promissory note.

On July 1, 2020, the Company entered into an investment banking engagement agreement, as amended on October 30, 2020, with Newbridge Securities Corporation. In consideration for advisory services, the Company agreed to issue Newbridge a total of 60,000 shares of common stock with a fair value of $138,000 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $69,000 for the year ended December 31, 2021 in connection with these shares.

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

On April 29, 2021, the Company issued 105,757 shares of common stock to Kenar in lieu of $227,378 of outstanding interest under the Kenar Note.

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

On November 5, 2021, we issued 800,000 shares of common stock to Newbridge Securities Corporation (“Newbridge”), as underwriters’ representative, in connection with our underwritten public offering for gross proceeds of $4 million.

On November 5, 2021 we issued a warrant to purchase an aggregate of 56,000 shares of common stock at an exercise price of $5.00 per share to Newbridge. Such warrant is exercisable on a date which is 180 days from the closing of the underwritten offering and expires on November 11, 2024.

On November 10, 2021 and December 31, 2021, the Company issued 52,326 and 18,405 shares of common stock, respectively, to Intelligent Investments I LLC for legal services provided to the Company.

On December 31, 2021, the Company issued 5,000 shares of common stock to TraDigital Marketing Group for consulting services provided to the Company.

On December 31, 2021, we issued 10,992 shares of common stock to each of Nubar Herian and John Keeler, 15,107 shares of common stock to each of Timothy McLellan and Trond Ringstad and 19,909 shares of common stock to Jeffrey Guzy for serving as directors of the Company.

During the year ended December 31, 2021, we issued an aggregate of 370,750 shares of common stock to investors upon the exercise of warrants for total proceeds of $882,800.

During the year ended December 31, 2021, the Company sold pursuant to subscription agreements an aggregate of 1,500,000 shares of common stock at $2.00 per share and issued warrants to purchase an aggregate of 1,500,000 shares at an exercise price of $2.00 to various accredited investors in private offerings for gross proceeds of $3 million.

Note 10. Options

During the year ended December 31, 2021 and December 31, 2020, $549,231 and $139,380, respectively, in compensation expense was recognized on the following:

1.	Ten-year options to purchase 3,120,000 shares of common stock at an exercise price of $2.00, which vest one year from the date of grant, were issued to Christopher Constable, the Company’s former Chief Financial Officer, under the 2018 Plan during the year ended December 31, 2018 and have vested during the year ended December 31, 2019. In connection with our underwritten public offering, such shares underlying the option are subject to a lock-up and may not be sold or otherwise transferred until May 3, 2022.
2.	Ten-year options to purchase 430,000 shares of common stock at an exercise price of $2.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various long-term employees under the 2018 Plan during the year ended December 31, 2019.
3.	Ten-year options to purchase 250,000 shares of common stock at an exercise price of $2.00, which vest as to 20% of the shares subject to the option each year from the date of grant, were issued to an employee under the 2018 Plan during the year ended December 31, 2019.
4.	Ten-year options to purchase 25,000 shares of common stock at an exercise price of $2.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various contractors during the year ended December 31, 2019.
5.	Four-year options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00, which vest in equal monthly installments during the first year from the date of grant, were issued to the Company’s directors during the year ended December 31, 2021.
6.	Five-year options to purchase an aggregate of 176,417 shares of common stock at an exercise price of $2.30, which vest in equal quarterly installments starting on the 48th month through the 60th month upon meeting certain performance conditions, were issued to an employee of TOBC during the year ended December 31, 2021.
7.	Three-year options to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2021.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted for the year ended December 31, 2021 since no options were granted for the year ended December 31, 2020:

2021
Expected Volatility	39% – 48%
Risk Free Interest Rate	0.90% – 1.69%
Expected life of options	1.99 – 5.0

Under the Black-Scholes option pricing model, the fair value of the 683,430 options granted during the year ended December 31, 2021 was estimated at $1,251,598 on the date of grant. For the years ended December 31, 2021 and 2020, the unrecognized portion of the expense remaining outstanding was $823,670 and $327,852, respectively. The weighted average period of unrecognized stock options compensation that is expected to be recognized as expense is approximately 7 years. During the year ended December 31, 2021, an aggregate of 85,000 shares subject to options were forfeited, 12,500 shares were vested, which resulted in a reversal of the expense of $13,580.

The following table represents option activity for the years ended December 31, 2021 and 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	3,810,000	$2.00	8.86
Exercisable - December 31, 2019	3,120,000	$2.00	8.86	$984,000
Granted	-	$-
Forfeited	-	$-
Vested	3,280,000
Outstanding - December 31, 2020	3,810,000	$2.00	7.87
Exercisable - December 31, 2020	3,280,000	$2.00	7.87	$721,600
Granted	683,430	$2.12
Forfeited	(63,750)	$2.00
Vested	3,807,127	-
Outstanding - December 31, 2021	4,429,680	$2.00	6.23
Exercisable - December 31, 2021	3,807,127	$2.00	6.83	$-

The non-vested options outstanding are 998,431 and 530,000 for the years ended December 31, 2021 and 2020, respectively.

Note 11. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2020	353,250	$2.40	0.85
Exercisable – December 31, 2020	353,250	$2.40	0.85	$-
Granted	1,556,000	$-
Exercised	(370,750)	$2.20
Forfeited or Expired	-	$-
Outstanding – December 31, 2021	1,538,500	$2.11	2.50
Exercisable – December 31, 2021	1,538,500	$2.11	2.50	$-

As of December 31, 2021, the Company issued warrants to purchase an aggregate of 1,500,000 shares at an exercise price of $2.00 per share in a private offering to seventy-seven accredited investors that expire in June 2024. The Company also issued a warrant to purchase an aggregate of 56,000 shares of common stock at an exercise price of $5.00 per share to Newbridge. Such warrant is exercisable on a date which is 180 days from the closing of the offering November 5, 2021 and expires on November 5, 2024. The Company issued 353,250 shares at an exercise price of $2.40 and 17,500 shares at an exercise price of $2.00 to investors upon the exercise of warrants.

During the year ended December 31, 2020, the Company did not have any warrant activity.

Note 12. Income taxes

Federal income tax expense differs from the statutory federal rates of 21% for the years ended December 31, 2021 and 2020 due to the following:

Rate Reconciliation	December 31, 2021		December 31, 2020

Provision/(Benefit) at Statutory Rate	$(557,193)	21.00%	$(931,861)	21.00%
State Tax Provision/(Benefit) net of federal benefit	(94,610)	3.72%	(169,277)	3.85%
Permanent Book/Tax Differences	10,791	(0.04)%	1,283	(0.03)%
Change in valuation allowance	969,497	(36.54)%	992,311	(22.36)%
Other	(326,385)	12.30%	108,667	(2.45)%

The components of the net deferred tax asset at December 31, 2021 and 2020, are as follows:

	December 31, 2021	December 31, 2020
Deferred Tax Assets
263A Unicap	$21,105	$26,923
Fixed Assets	(437,993)	31,830
Charitable Contribution Carryforward	806	269
Intangibles	(338,853)	70,173
Inventory Reserve	17,669	17,761
Business Interest Limitation	713,822	637,897
Stock based compensation	817,012	684,800
Federal Net Operating loss	641,394	879,150
State Net Operating Loss	100,348	156,004
Net Deferred Tax Asset/(Liability)	1,535,310	2,504,807
Valuation Allowance	(1,535,310)	(2,504,807)
Net Deferred Tax Asset/(Liability)	$-	$-

Tax periods for all fiscal years after 2018 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2021, the Company has federal net operating loss of $3,054,257 to carry forward indefinitely.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021.

As of December 31, 2021, and 2020, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2021, and 2020.

Note 13. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021 was terminated on December 31, 2020, upon the sale of the facility. The Company was a guarantor of the mortgage on the facility which had a zero balance at December 31, 2020. Therefore, the Company did not record any liability related to the mortgage in the consolidated financial statements as the Company will not be called upon to perform under any guarantee, in accordance with ASC 460, Guarantees. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $11,600 to date under this lease.

The Company leases approximately 1,100 square feet in Beaufort South Carolina for the offices of Coastal Pride. This office space consists of two leases with related parties that expire 2024. On February 3, 2022, in connection with the acquisition of certain assets of Gault, the Company entered into a one-year lease agreement for 9,050 square feet from Gault in Beaufort, South Carolina for $1,000 per month until a new facility is completed.

TOBC’s facilities are on land leased to TOBC for approximately $2,500 per month plus taxes from Steve and Janet Atkinson, the former TOBC owners that expired in December 2021. As of March 31, 2022, renewal of this lease has not been finalized and no rent payments have been made.

Rental and equipment lease expenses were approximately $63,500 and $239,600 for the years ended December 31, 2021 and 2020, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved $70,000, representing the entire amount of the settlement.

Note 14. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic for 2020 and into 2021. The Company’s business not being deemed essential resulted in decreased financial performance that may not be indicative of future financial results. Government-mandated closures of businesses and shipping delays have affected our sales and inventory purchases. The Company continues to face uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. In April 2021, the U.S. government has made available the COVID-19 vaccine to most of its population to aid with the pandemic but the long-term effects of this development are yet to be seen. By the end of 2021, the U.S. government has made available a booster of the COVID-19 vaccine to continue the fight against the pandemic. The Company’s sales and supply continue to be adversely affected due to COVID-19 and plans continue to be developed to ensure a prompt response is given to address the effects of the pandemic.

Note 15. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2021 and 2020, no contributions were made to the plan by the Company.

Note 16. Subsequent Events

Common Stock

On January 24, 2022, the Company issued a total of 125,000 shares of common stock to investors upon the exercise of warrants for total proceeds of $250,000.

Gault Seafood Asset Acquisition

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (the “Seller”), and Robert J. Gault II, President of the Seller (“Gault”) pursuant to which Coastal Pride acquired all of the Seller’s right, title and interest in and to assets relating to the Seller’s soft shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the Business. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of cash in the amount of $359,250 and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. Such shares are subject to a leak-out agreement pursuant to which the Seller may not sell or otherwise transfer the shares until February 3, 2023.

Coastal Pride also entered into a consulting agreement with Gault under the terms of which Gault will provide consulting services to Coastal Pride at the rate of $100 per hour, however, the first 45 days of services will be provided at no cost. Gault also agreed not to compete with Coastal Pride and its affiliates for a period of five years in any market in which Coastal Pride is operating or is considering operating or solicit employees, consultants, customers or suppliers or in any way interfere with Coastal Pride’s business relationships for a five-year period, Gault is also bound by customary confidentiality provisions. The consulting agreement may be terminated by either party upon five days written notice and by Costal Pride immediately for cause.

In connection with the asset acquisition, Coastal Pride will lease 9,050 square feet from Gault for $1,000 per month under a one-year lease agreement and will continue to operate the acquired soft shell crab operations at such location in Beaufort, South Carolina unless a new facility is earlier completed.

Leases

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $11,600 to date on this lease.

Lubkin and Greco Notes – Subordinated

On February 1, 2022, principal outstanding amounts and accrued interest of up to $66,553 under the subordinated note with Walter Lubkin Jr., and the subordinated convertible notes with Walter Lubkin III, Tracy Greco and John Lubkin were paid off by the Company.

Lind Global Fund II LP investment

On January 24, 2022, we entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind.

The outstanding principal under the note is payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”), or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company will pay Lind an additional amount in cash as determined pursuant to a formula contained in the note.

In connection with the issuance of the note, the Company granted Lind a first priority security interest and lien on all of its assets, including a pledge on its shares in John Keeler & Co. Inc., its wholly-owned subsidiary, pursuant to a security agreement and a stock pledge agreement with Lind, dated January 24, 2022. Each subsidiary of the Company also granted a second priority security interest in all of its respective assets.

The note is mandatorily payable prior to maturity if the Company issues any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issues any indebtedness other than certain amounts under the current line of credit facility with Lighthouse Financial Corp. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant an investor the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

Commencing on the earlier of July 24, 2022 or the effectiveness of the registration statement covering Lind’s shares, if the Company fails to maintain the listing and trading of its common stock, the note will become due and payable and Lind may convert all or a portion of the outstanding principal at the lower of the then current conversion price and 80% of the average of the 3-day VWAP during the 20 days prior to delivery of the conversion notice.

If a resale registration statement is not effective covering the shares of common stock issuable to Lind in 180 days following January 24, 2022, the note will be in default. Lind was also granted piggyback registration rights.

If the Company engages in capital raising transactions, Lind has the right to purchase up to 10% of the new securities.

The note is convertible into common stock at $5.00 per share, subject to certain adjustments, at any time after the earlier of six months from issuance or the date the registration statement is effective; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

Upon a change of control of the Company, as defined in the note, Lind has the right to require the Company to prepay 10% of the outstanding principal amount of the note.

The Company may prepay the outstanding principal amount of the note, provided Lind may convert up to 25% of the principal amount of the note at a price per share equal to the lesser of the Repayment Share Price or the conversion price.

The Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 125% of the then outstanding principal amount. Upon a default, all or a portion of the outstanding principal amount may be converted into shares of common stock by Lind at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2021, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that the following may be considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board:

●	Ineffective controls over the Company’s financial close and reporting process; and

●	Inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function of the Company.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate the following measures, subject to the availability of required resources:

●	We plan to create an internal control framework that will address financial close and reporting process, among other procedures; and

●	We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Appointed

John Keeler	51	Executive Chairman and Chairman of the Board	November 8, 2018

Nubar Herian	52	Director	November 8, 2018

Jeffrey J. Guzy	70	Director	April 12, 2021

Timothy McLellan	65	Director	April 12, 2021

Trond Ringstad	54	Director	April 12, 2021

Silvia Alana	38	Chief Financial Officer	May 5, 2021

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

Silvia Alana has been chief financial officer of the Company since May 2021. Ms. Alana was the corporate controller of the Company from August 2020 to May 2021. Prior thereto, Ms. Alana was Global Technical Accounting Manager at Brightstar Corporation from April 2018 to July 2020 and Audit Manager at Crowe Horwath, LLP from July 2016 to April 2018. Ms. Alana was a Senior Accountant in Global Accounting and Reporting Services at Carnival Corporation & Plc., from May 2013 to February 2015, and an Auditor in Assurance at Pricewaterhouse Coopers, LLP, from January 2010 to May 2013. Ms. Alana graduated from Florida International University with a Bachelor degree in Accounting in 2008 and a Master of Accounting in 2009. Ms. Alana is a Certified Public Accountant.

Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Jeffrey Guzy, Trond Ringstad and Timothy McLellan. Mr. Guzy is the chairman of the audit committee. We have determined that Messrs. Guzy, Ringstad and McLellan each satisfy the “independence” requirements of NASDAQ Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Mr. Guzy qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for, among other things: (a) representing and assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence; (b) overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement; (c) retaining and terminating the Company’s independent auditors; (d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; and (e) approving related person transactions.

Compensation Committee. Our compensation committee consists of Jeffrey Guzy, Trond Ringstad and Timothy McLellan. Mr. Guzy is the chairman of our compensation committee. We have determined that Messrs. Guzy, Ringstad and McLellan each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (b) assist the Board in discharging its responsibilities relating to compensation of the Company’s executive officers; (c) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; and (d) make recommendations to the Board with respect to incentive compensation plans and equity-based plans.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Jeffrey Guzy, Trond Ringstad and Timothy McLellan. Mr. Guzy is the chairman of our nominating and corporate governance. We have determined that each of Messrs. Guzy, Ringstad and McLellan qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in determining the desired experience, mix of skills and other qualities to provide for appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board; (b) identifying qualified individuals meeting those criteria to serve on the Board; (c) proposing to the Board the Company’s slate of director nominees for election by the shareholders at the Annual Meeting of Shareholders and nominees to fill vacancies and newly created directorships; (d) reviewing candidates recommended by shareholders for election to the Board and shareholder proposals submitted for inclusion in the Company’s proxy materials; (e) advising the Board regarding the size and composition of the Board and its committees; (f) proposing to the Board directors to serve as chairpersons and members on committees of the Board; (g) coordinating matters among committees of the Board; (h) proposing to the Board the slate of corporate officers of the Company and reviewing the succession plans for the executive officers; (i) recommending to the Board and monitoring matters with respect to governance of the Company; and (j) overseeing the Company’s compliance program.

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

Director Independence

Our board of directors currently consists of five members. As an OTC Pink Sheets company, we were not subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” However, as a NASDAQ listed company, we are required to comply with NASDAQ’s corporate governance standards applicable to director independence upon listing. Rule 5605 therein requires companies listed on NASDAQ to maintain a majority independent board. In addition, the rules of the NASDAQ Capital Market require that each member of a listed company’s audit, compensation, and corporate governance and nominating committees be independent. Our board of directors has determined that all of our directors except Mr. Keeler, who serves as our Executive Chairman and Chief Executive Officer, are “independent” within the definition of independence provided in the rules of NASDAQ Capital Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

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

Family Relationship

There are no family relationships between our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2021, the Reporting Persons timely filed all such reports, except that (i) Nubar Herian, a director, failed to timely file a Form 4 to report 5,085 shares issued as a common stock dividend on the Series A Stock and 300,000 shares of common stock acquired upon the conversion of Series A Stock, to a company controlled by Mr. Herian, (ii) Jeffrey Guzy, a director, failed to timely file a Form 4 to report the purchase of 12,500 in a private offering and (iii) Silvia Alana, our Chief Financial Officer, failed to timely report the grant of a stock option to purchase 7,013 shares of common stock at $6.00 per share.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, directors and employees. We have filed a copy of our Code of Ethics as an exhibit to our Current Report on Form 8-K filed with the SEC on July 19, 2021. Our Code of Ethics and the charters of the committees of our board of directors may be reviewed by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other executive officer receiving annual remuneration in excess of $100,000 during 2021 (each, a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Option awards ($)		Other Annual Compensation ($)		Total ($)
John Keeler	2021	79,409	-		23,704	(1)	103,113
Executive Chairman and Chief Executive Officer	2020	82,805	-		22,169	(1)	104,974
Silvia Alana Chief Financial Officer	2021	143,250	42,075	(2)	-	(1)	185,325
	2020	53,125	-		-	(1)	53,125

(1)	Represents health insurance premiums paid on behalf of the executive officer by the Company.
(2)	Represents an option to purchase 7,013 shares of common stock at $6.00 per share granted on August 3, 2021 and represents the grant date fair value computed in accordance with FASB ASC Topic 718.

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

Employment Agreement

Ms. Alana is party to a three-year employment agreement, dated August 3, 2020, with the Company for an annual base salary of $127,500, which increased to $150,000 in August 2021. The agreement also provides for the grant on the first anniversary of the agreement of a three-year option to purchase that number of shares equal to 30% of Ms. Alana’s then current salary at the market price of the Company’s common stock. The agreement also includes an employment agreement with our other executive officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

Outstanding Equity Awards

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2021.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Silvia Alana	8/1/21	7,013	0	$6.00	8/1/24

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

Employment Agreements

We do not currently have employment agreements with our officers, other than with Silvia Alana, our Chief Financial Officer. Ms. Alana is party to a three-year employment agreement, dated August 3, 2020, with the Company for an annual base salary of $127,500, which increased to $150,000 in August 2021. The agreement provides for the grant on the first anniversary of the agreement of a three-year option to purchase that number of shares equal to 30% of Ms. Alana’s then current salary at the market price of the Company’s common stock. The agreement also includes a non-competition provision for 12 months following employment with the Company.

Compensation of Directors

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information relating to the beneficial ownership of our common stock as of March 31, 2022, by:

●	each of our directors;

●	our Named Executive Officers; and

●	all current directors and executive officers as a group.

There are no persons or group of affiliated persons known to us to beneficially own more than 5% of our outstanding common stock as of March 31, 2022.

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

The percentage of shares beneficially owned is computed on the basis of 24,963,411 shares of common stock outstanding as of March 31, 2022. Shares of common stock that a person has the right to acquire within 60 days are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed in the table is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
Named Executive Officers and Directors
John Keeler	15,035,992	(1)	60.2%
Nubar Herian	540,747	(2)	2.1%
Jeffrey J. Guzy	57,409	(3)	*
Timothy McLellan	40,107	(4)	*
Trond Ringstad	40,107	(4)	*
Silvia Alana	877	(5)	*
All current directors and executive officers as a group (5 persons)	15,715,239		62.9%

* Less than 1%

(1)	15,010,992 of such shares are held with Mr. Keeler’s wife as tenants in the entirety, 15,000,000 of which shares are subject to the terms of a Lock-Up Agreement, pursuant to which Mr. Keeler may not sell more than one-third of the common stock held by him in any two-month period. Includes 25,000 shares underlying a stock option which are exercisable within 60 days.
(2)	Includes (i) 300,000 Conversion Shares, (ii) 150,000 Warrant Shares, (iii) 54,755 shares held by Lunar, of which Mr. Herian has sole voting and dispositive power, and (iv) 25,000 shares underlying a stock option which are exercisable within 60 days.
(3)	Includes 25,000 shares underlying a stock option which are exercisable within 60 days.
(4)	Includes 25,000 shares underlying a stock option which are exercisable within 60 days.
(5)	Includes 871 shares underlying a stock option which are exercisable within 60 days.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2020 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000, 6% demand promissory notes to John Keeler, our Chief Executive Officer, Executive Chairman and a director. We may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received. On December 30, 2020, we entered into a debt repayment agreement with Mr. Keeler pursuant to which we issued 796,650 shares of common stock to a third party designated by Mr. Keeler as repayment for an aggregate principal amount of $1,593,300 due under four such notes. All interest due on the notes had previously been paid on a monthly basis. As of December 31, 2021, the Company remains indebted to Mr. Keeler under the remaining promissory notes in the aggregate principal amount of $960,000.

John Keeler, our Chief Executive Officer, Executive Chairman and director owns 95% of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Chief Executive Officer, Executive Chairman and director, owns 95% of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

The Company’s transactions with Bacolod were $0 and $1,280,589 for the years ended December 31, 2021 and 2020, respectively. There were no transactions between the Company and Bicol for the years ended December 31, 2021 and 2020.

John Keeler, our Chief Executive Officer, Executive Chairman and director, and Christopher Constable, our former Chief Financial Officer and director, own 80% and 20%, respectively, of Strike the Gold Foods, Ltd., a UK company, which sold the Company’s packaged crab meat in the United Kingdom in 2019.

Keeler & Co leased approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility for $16,916 per month from John Keeler Real Estate Inc., a Florida corporation, 33% owned by a trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of John Keeler, our Chief Executive Officer. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free, for 12 months.

From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,299,984 due as of December 31, 2021 for future shipments from Bacolod.

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

John Keeler, pledged 5,000,000 shares of common stock to secure the Company’s obligations under the $1,000,000 Kenar Note issued on March 26, 2019. On May 21, 2020, the Kenar Note was amended to, among other things, reduce the number of pledged shares by Mr. Keeler to 4,000,000. The Kenar Note was paid off and the pledged shares released as of July 6, 2021.

Marcos Herian, President of Kenar, a 5% shareholder, is the brother of Nubar Herian, a director of our Company.

On January 23, 2020, May 27, 2020, September 29, 2020, December 31, 2020 and March 31, 2021, we issued160 shares, 160 shares, 448 shares,144 shares and 136 shares, respectively, of common stock to a company owned by the stepmother of John Keeler, our Executive Chairman, as a quarterly dividend which accrues on the Series A Stock acquired by such company in connection with the Company Settlement. On June 30, 2021, all 16 shares of such Series A Stock were converted into 8,000 shares of common stock. On November 2, 2021 and November 3, 2021, we issued an aggregate of 4,000 shares of common stock to a company owned by the stepmother of John Keeler, our Executive Chairman, upon the exercise of warrants for total proceeds of $9,600.

On January 23, 2020, May 27, 2020, September 29, 2020, December 31, 2020 and March 31, 2021, we issued 6,000 shares, 6,000 shares, 16,798 shares, 5,405 shares and 5,085 shares of common stock, respectively to Lunar, as a quarterly dividend which accrues on the Series A Stock acquired in the Offering. Nubar Herian, a director, is the President of and controls Lunar. On June 30, 2021, all 600 shares of such Series A Stock were converted into 300,000 shares of common stock. On November 5, 2021, a total of 150,000 shares were issued upon the exercise of warrants for total proceeds of $360,000.

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

On April 15, 2021, the Company issued stock options to purchase 100,000 shares of common stock at an exercise price of $2.00 per share to each of the Company’s five directors.

On June 30, 2021, MO7 Boats LLC, invested $275,000 in a private offering and was issued 137,500 shares of common stock and a warrant to purchase 137,500 shares of common stock. Marcos Herian, managing member of President of MO7 Boats LLC, is the brother of Nubar Herian, a director of our Company.

On June 30, 2021, Promarine Boats LLC, invested $250,000 in a private offering and was issued 125,000 shares of common stock and a warrant to purchase 137,500 shares of common stock. Marcos Herian, managing member of Promarine Boats LLC, is the brother of Nubar Herian, a director of our Company.

On June 30, 2021, R&N Ocean Inc., invested $250,000 in a private offering and was issued 125,000 shares of common stock and a warrant to purchase 137,500 shares of common stock. Marcos Herian, President of Kenar, is the brother of Nubar Herian, a director of our Company.

On August 3, 2021, the Company issued a stock option to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00 per share to Silvia Alana, its chief financial officer.

On December 31, 2021, the Company issued 10,992 shares of common stock to Nubar Herian for serving as a director of the Company.

On December 31, 2021, the Company issued 15,107 shares of common stock to Timothy McLellan for serving as a director of the Company.

On December 31, 2021, the Company issued 10,992 shares of common stock to John Keeler for serving as a director of the Company.

On December 31, 2021, the Company issued 15,107 shares of common stock to Trond Ringstad for serving as a director of the Company.

On December 31, 2021, the Company issued 19,909 shares of common stock to Jeffrey Guzy for serving as a director of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the year ended December 31, 2021 and 2020 are set forth below:

Fee Category	Year ended December 31, 2021	Year ended December 31, 2020

Audit fees (1)	$148,000	$76,000
Audit-related fees (2)	41,000	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$189,000	$76,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

Pre-Approval of Audit and Permissible Non-Audit Services

The Company’s Audit Committee approves our audit and non-audit services. The auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Malone Bailey’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 2, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

2.2	Articles of Merger between Blue Star and Acquisition Sub (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.3	Certificate of Amendment, dated November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

3.4	Certificate of Designation of 8% Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

4.1	Form of Promissory Note with TOBC (incorporated by reference to 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021)

4.3	Form of Underwriters Warrant, issued November 5, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

4.4	$5,750,000 Senior Secured Convertible Promissory Note, dated January 24, 2022, issued to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.10	Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18	Lease Agreement, dated May 1, 2001, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20	$500,000 Demand Note, dated January 4, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21	$200,000 Demand Note, dated March 31, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22	$100,000 Demand Note, dated November 21, 2007, from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23	$516,833.83 Demand Note, dated July 31, 2013 from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.24	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.25	$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.26	$100,000 Promissory Note, dated January 1, 2021, issued to Lobo Holdings, LLLP (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.27	Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.28	4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.29	Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31	Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.33	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.34	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.35	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.36	Mutual Lease Termination Agreement, dated December 31, 2020, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.37	Debt Repayment Agreement, dated December 30, 2020, between the Company and John Keeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on February 9, 2021)

10.38	Investment Banking Agreement, dated July 1, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.39	Amendment No. 1 to Investment Banking Agreement, dated October 30, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.40	Loan and Security Agreement dated March 31, 2021, by and among John Keeler & Co. Inc. and Coastal Pride Seafood, LLC and Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.41	Revolving Credit Note dated March 31, 2021 in the amount of up to $5,000,000 issued by John Keeler & Co. Inc. and Coastal Pride Seafood, LLC to Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.42	Guarantee Agreement dated March 31, 2021 executed by Blue Star Foods Corp. in favor of Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.43	Form of Director Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021

10.44	Stock Purchase Agreement, dated April 27, 2021, by and among the Company, Taste of BC Aquafarms Inc., and Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.45	Second Loan Amendment, dated April 28, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.46	Form of Subscription Agreement for common stock offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.47	Form of common stock Purchase Warrant at $2.00 per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.48	Form of Promissory Note with Taste of BC Aquafarms, Inc. Sellers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.49	First Amendment to Stock Purchase Agreement, dated June 24, 2021, by and among, the Company, Taste of BC Aquafarms, Inc, Steven Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.50	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 24, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.51	$100,000 Promissory Note, dated July 1, 2021, issued to Lobo Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.52	Note Payoff Indemnity Agreement, dated July 6, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.53	Employment At Will Agreement, dated August 3, 2020, between the Company and Silvia Alana (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.54	Investment Banking Engagement Agreement, dated July 8, 2021, between the Company and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.55	Consulting Agreement, dated July 8, 2021, between the Company and MEC Consulting, Inc. (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.56	Form of Warrant issuable to Newbridge Securities Corporation (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2021)

10.57	Securities Purchase Agreement, dated January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.58	Warrant, dated January 24, 2022, issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.59	Security Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.60	Stock Pledge Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.61	Form of Warrant, dated November 5, 2021 issued to Newbridge Securities Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

10.62	Asset Purchase Agreement, dated February 3, 2022, between Coastal Pride Seafood, LLC, Gault Seafood, LLC and Robert J. Gault II (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.63	Consulting Agreement, dated February 3, 2022 between Coastal Pride Seafood, LLC and Robert J. Gault (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.64	Leak-Out Agreement, dated February 3, 2022 for Robert J. Gault (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.65	Fingerling Supply Agreement, dated December 3, 2021, between Taste of BC Aquafarms Inc. and West Coast Fishculture (Lois Lake) Ltd.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: March 31, 2022	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Dated: March 31, 2022	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	March 31, 2022
John Keeler

/s/ Nubar Herian	Director	March 31, 2022
Nubar Herian

/s/ Jeffrey J. Guzy	Director	March 31, 2022
Jeffrey J. Guzy

/s/ Timothy McLellan	Director	March 31, 2022
Timothy McLellan

/s/ Trond Ringstad	Director	March 31, 2022
Trond Ringstad

