Form 10-Q
period 2022-03-31
Blue Star Foods Corp.
filed 2022-05-13
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 13, 2022, there were 25,024,974 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2022	DECEMBER 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,980,672	$1,155,513
Accounts receivable, net	3,854,439	1,231,181
Inventory, net	3,041,184	2,119,441
Advances to related party	1,448,750	1,422,750
Other current assets	2,132,036	3,702,661
Total Current Assets	13,457,081	9,631,546
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	2,068,536	1,904,403
RIGHT OF USE ASSET	63,951	71,128
INTANGIBLE ASSETS, net
Trademarks	1,103,916	1,125,074
Customer relationships	2,633,020	2,082,757
Non-compete agreements	96,136	104,927
Total Intangible Assets	3,833,072	3,312,758
GOODWILL	445,395	445,395
OTHER ASSETS	129,261	124,634
TOTAL ASSETS	$20,452,841	$15,945,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$1,382,578	$1,794,223
Working capital line of credit	2,746,763	2,368,200
Deferred income	112,096	109,414
Current maturities of long-term debt, net	1,326,527	-
Current maturities of lease liabilities	30,657	30,583
Current maturities of related party long-term notes	440,000	475,000
Current maturity of loan payable	32,029	-
Related party notes payable - subordinated	910,000	960,000
Other current liabilities	914,649	1,054,649
Total Current Liabilities	7,895,299	6,792,069
LONG-TERM LIABILITIES
Long-term lease liability	32,822	40,109
Long-term debt, net	2,653,054	31,263
Related party long-term notes	150,000	175,000
TOTAL LIABILITIES	10,731,175	7,038,441
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022, and 0 shares issued and outstanding as of December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 24,983,796 shares issued and outstanding as of March 31, 2022, and 24,671,318 shares issued and outstanding as of December 31, 2021	2,514	2,480
Additional paid-in capital	26,935,998	25,102,879
Accumulated other comprehensive loss	(18,829)	(54,240)
Accumulated deficit	(17,198,017)	(16,144,151)
TOTAL STOCKHOLDERS’ EQUITY	9,721,666	8,906,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,452,841	$15,945,409

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2022	2021

REVENUE, NET	$5,324,302	$2,485,891

COST OF REVENUE	4,836,563	2,183,112

GROSS PROFIT	487,739	302,779

COMMISSIONS	-	4,794
SALARIES AND WAGES	575,449	380,596
DEPRECIATION AND AMORTIZATION	164,595	44,079
OTHER OPERATING EXPENSES	596,474	317,398

LOSS FROM OPERATIONS	(848,779)	(444,088)

OTHER INCOME	29,629	76,518
INTEREST EXPENSE	(234,716)	(110,534)

NET LOSS	(1,053,866)	(478,104)

DIVIDEND ON PREFERRED STOCK	-	28,260

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,053,866)	$(506,364)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	35,411	-

COMPREHENSIVE LOSS	$(1,018,455)	$(478,104)

Loss per common share:
Net loss per common share - basic and diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding - basic and diluted	24,304,881	19,594,888

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2021	-	$-	24,671,318	$2,480	$25,102,879	$(16,144,151)	$(54,240)	$8,906,968
Stock based compensation	-	-	-	-	193,631	-	-	193,631
Warrants issued on convertible debt note	-	-	-	-	956,301	-	-	956,301
Common stock issued for service	-	-	20,385	4	73,967	-	-	73,971
Common stock issued for asset acquisition	-	-	167,093	17	359,233	-	-	359,250
Common stock issued from exercise of warrants	-	-	125,000	13	249,987	-	-	250,000
Net Loss	-	-	-	-	-	(1,053,866)	-	(1,053,866)
Cumulative translation adjustment	-	-	-	-	-	-	35,411	35,411
March 31, 2022	-	$-	24,983,796	$2,514	$26,935,998	$(17,198,017)	$(18,829)	$9,721,666

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
December 31, 2020	1,413	$-	19,580,721	$1,958	$13,488,836	$(13,510,517)	$-	$(19,723)
Stock based compensation	-	-	-	-	30,319	-	-	30,319
Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-
Common stock issued for service	-	-	40,465	5	96,242	-	-	96,247
Net Loss	-	-	-	-	-	(478,104)	-	(478,104)
March 31, 2021	1,413	$-	19,633,161	$1,964	$13,643,656	$(14,016,881)	$-	$(371,261)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,053,866)	$(478,104)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	193,631	30,319
Common stock issued for service	73,971	96,247
Depreciation of fixed assets	55,628	1,085
Amortization of intangible assets	95,086	42,327
Amortization of loan costs	13,881	667
Amortization of debt and warrant discount and issuance costs	173,027	-
Lease expense	7,177	7,086
Bad debt expense	322	90
Allowance for inventory obsolescence	-	43,090
Changes in operating assets and liabilities:
Accounts receivables	(2,623,580)	364,215
Inventories	(921,743)	1,183,922
Advances to related parties	(26,000)	-
Other current assets	1,570,625	(45,521)
Right of use liability	(7,213)	(7,123)
Other assets	-	(14,341)
Accounts payable and accruals	(427,538)	(726,066)
Deferred income	2,682	-
Other current liabilities	(140,000)	(35,269)
Net Cash (Used in) Provided by Operating Activities	(3,013,910)	462,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(398,482)	-
Purchases of fixed assets	(73,870)	-
Net Cash (Used in) Investing Activities	(472,352)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock warrants exercised	250,000	-
Proceeds from working capital line of credit	3,009,349	2,508,585
Proceeds from PPP loan	-	371,944
Proceeds from convertible debt	4,762,855	-
Repayments of working capital line of credit	(2,630,786)	(3,534,204)
Repayments of related party notes payable	(110,000)	-
Payment of loan costs	(25,000)	-
Net Cash Provided by (Used in) Financing Activities	5,256,418	(653,675)

Effect of Exchange Rate Changes on Cash	55,003	-

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,825,159	(191,051)

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	1,155,513	337,687

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$2,980,672	$146,636

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$63,490	$291,038

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY
Series A preferred 8% dividend issued in common stock	-	28,260
Warrants issued for convertible debt	956,301	-
Common stock issued for asset acquisition	359,250	-

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

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (“Gault Seafood”), and Robert J. Gault II, President of Gault Seafood (“Gault”) pursuant to which Coastal Pride acquired all of the Seller’s right, title and interest in and to assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the soft-shell crab business. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. Such shares are subject to a leak-out agreement pursuant to which Gault Seafood may not sell or otherwise transfer the shares until February 3, 2023.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2021 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 for a broader discussion of our business and the risks inherent in such business.

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

As of March 31, 2022, and December 31, 2021, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod during the three months ended March 31, 2022. Cost of revenue related to inventories purchased from Bacolod represented approximately $0 and $170 of total cost of revenue for the three months ended March 31, 2022 and 2021, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

Goodwill and Other Intangible Assets

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the three months ended March 31, 2022 and 2021.

Long-lived Assets

The Company reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

In accordance with its policies, the Company performed an assessment of its finite-lived intangibles and recognized an impairment loss on customer relationships intangible asset of $374,300 for the year ended December 31, 2021. No impairment was recognized during the three months ended March 31, 2022.

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

Recently Adopted Accounting Pronouncements

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted the ASU effective January 1, 2022 and applied the provisions of the ASU to the convertible note issued during the three months ended March 31, 2022.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2022, the Company incurred a net loss of $1,053,866, has an accumulated deficit of $17,198,017 and working capital surplus of $5,561,782, with the current liabilities inclusive of $910,000 in stockholder loans that are subordinated to the provider of the working capital facility, and $30,657 in the current portion of the lease liability recognized. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $2,132,036 as of March 31, 2022 and $3,702,661 as of December 31, 2021. As of March 31, 2022, approximately $1.95 million of the balance was related to prepaid inventory to our suppliers. The remainder of the balance is related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	March 31, 2022	December 31, 2021
Computer equipment	$94,117	$90,707
RAS system	2,037,160	1,963,734
Automobiles	124,655	23,188
Leasehold improvements	51,567	4,919
Total	2,307,499	2,082,548
Less: Accumulated depreciation	(238,963)	(178,145)
Fixed assets, net	$2,068,536	$1,904,403

For the three months ended March 31, 2022 and 2021, depreciation expense totaled approximately $56,000 and $1,000, respectively.

Note 6. Intangible Assets, Net

The following table sets forth the components of the Company’s intangible assets as of March 31, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(132,216)	$717,784
Trademarks – TOBC	15	406,150	(20,018)	386,132
Customer Relationships – Coastal Pride	12	1,486,832	(236,163)	1,250,669
Customer Relationships – TOBC	15	1,454,017	(71,666)	1,382,351
Non-Compete Agreements – Coastal Pride	3	40,000	(23,324)	16,676
Non-Compete Agreements – TOBC	4	97,476	(18,016)	79,460
Total		$4,334,475	$(501,403)	$3,833,072

The aggregate amortization remaining on the intangible assets as of March 31, 2022 is as follows:

Intangible Amortization
2022 (9 months remaining)	$272,454
2023	$363,272
2024	$362,708
2025	$328,108
2026	$328,108
Thereafter	$2,178,422

Note 7. Debt

Working Capital Line of Credit

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance, in order to increase imports to meet customer demand. As of March 31, 2022, the interest rate was 7.25%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse. As of March 31, 2022, the Company was in compliance with all financial covenants under the Loan Agreement. except for the requirement to maintain a greater than $50,000 cash flow in the months of January and February 2022. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents with the Borrowers. The outstanding balance owed to Lighthouse as of March 31, 2022 was $2,746,763.

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

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of approximately $910,000 of principal at March 31, 2022 and interest expense of $14,400 and $19,600 as of March 31, 2022 and 2021, respectively. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the Lighthouse note. The Company made principal payments of $50,000 during the three months ended March 31, 2022.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal during the preceding quarter did not warrant a principal payment. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit.

On October 8, 2021, $34,205 of the outstanding principal and accrued interest to date was paid on the note by the Company.

On February 1, 2022, $29,789 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Walter Lubkin Jr. note totaled approximately $4,500 and $4,900 during the three months ended March 31, 2022 and 2021, respectively.

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

On October 8, 2021, $16,257 of the outstanding principal and accrued interest to date was paid on the note by the Company.

On February 1, 2022, $15,378 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Walter Lubkin III note totaled approximately $600 and $800 during the three months ended March 31, 2022 and 2021, respectively.

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

On October 8, 2021, $13,209 of the outstanding principal and accrued interest to date was paid on the note by the Company.

On February 1, 2022, $12,494 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Tracy Greco note totaled approximately $500 and $700 during the three months ended March 31, 2022 and 2021, respectively.

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

On October 8, 2021, $9,399 of the outstanding principal and accrued interest to date was paid on the note by the Company.

On February 1, 2022, $8,891 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the John Lubkin note totaled approximately $300 and $500 during the three months ended March 31, 2022 and 2021, respectively.

Lind Global Fund II LP investment

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $1,943,445 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee $150,000, $87,144 direct issuance cost, and $956,301 related to warrants issued. Amortization expense recorded in interest expense totaled $173,027 during the three months ended March 31, 2022.

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

The note is mandatorily payable prior to maturity if the Company issues any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issues any indebtedness other than certain amounts under the current line of credit facility with Lighthouse. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

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

Unaudited Pro Forma Information

The following unaudited pro forma information assumes the business acquisition occurred on January 1, 2021. Depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

Three Months Ended March 31, 2021
Revenue	$2,608,050
Net loss attributable to common shareholders	$(561,958)
Basic and diluted loss per share	$(0.03)

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

On July 21, 2021, the Company entered into a consulting agreement as amended on November 10, 2021, with Intelligent Investments I, LLC (“Intelligent”). In consideration for consulting services, the Company agreed to issue Intelligent a total of 52,326 shares of common stock with a fair value of $171,106 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $34,221 for the three months ended March 31, 2022 in connection with these shares.

On January 24, 2022, the Company issued 125,000 shares of common stock to an investor upon the exercise of warrants for total proceeds of $250,000.

On February 3, 2022, the Company issued 167,093 shares of common stock with a fair value of $359,250 to Gault Seafood as partial consideration for the purchase of certain of its assets.

On March 31, 2022, the Company issued 15,385 shares of common stock to Intelligent Investments I LLC, with a fair value of $30,000, for legal services provided to the Company.

On March 31, 2022, the Company issued 5,000 shares of common stock with a fair value of $9,750 to TraDigital Marketing Group for consulting services provided to the Company.

Note 10. Options

The following table represents option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	4,429,680	$2.00	6.23
Exercisable – December 31, 2021	3,807,127	$2.00	6.83	$-
Granted	-	$-
Forfeited	-	$-
Vested	3,967,399
Outstanding – March 31, 2022	4,429,680	$2.00	5.99
Exercisable – March 31, 2022	3,967,399	$2.00	6.01	$-

For the three months ended March 31, 2022, the Company recognized $193,631 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2021. The non-vested options outstanding are 462,281 as of March 31, 2022.

Note 11. Warrants

The following table represents warrant activity for the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	1,538,500	$2.11	2.50
Exercisable – December 31, 2021	1,538,500	$2.11	2.50	$-
Granted	1,000,000	$-
Exercised	(125,000)	$2.00
Forfeited or Expired	-	$-
Outstanding – March 31, 2022	2,413,500	$3.11	2.08
Exercisable – March 31, 2022	2,413,500	$3.11	2.08	$-

On January 24, 2022, in connection with the issuance of the $5,750,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share. The warrant provides for cashless exercise and full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 1,000,000 shares of common stock was estimated at $1,412,213 on the date of issuance of the warrant using the following assumptions: stock price of $3.97 at the date of the agreement, exercise price of the warrant, warrant term, volatility rate of 43.21% and risk-free interest rate of 1.53% from the Department of Treasury. The relative fair value of $956,031 was calculated using the net proceeds of the convertible note and accounted for as paid in capital.

During the three months ended March 31, 2022, the Company issued 125,000 shares at an exercise price of $2.00 to an investor upon exercise of warrants.

Note 12. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021, was terminated on December 31, 2020, upon the sale of the facility to an unrelated third-party. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $23,200 to date under this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina. This office space consists of two leases with related parties that expire in 2024.

On February 3, 2022, in connection with the acquisition of certain assets of Gault, the Company entered into a one-year lease agreement for 9,050 square feet from Gault in Beaufort, South Carolina for $1,000 per month until a new facility is completed.

TOBC’s facilities are on land leased to TOBC for approximately $2,500 per month plus taxes from Steve and Janet Atkinson, the former TOBC owners, under a lease agreement that expired December 2021. On April 1, 2022, the lease was renewed with Steve and Janet Atkinson for approximately $2,000 per month plus taxes and an additional new lease was entered into with Kathryn Atkinson for approximately $1,800 per month plus taxes.

Rental and equipment lease expenses amounted to approximately $23,800 and $20,000 for the three months ended March 31, 2022 and 2021, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized, the Company has reserved $70,000, representing the entire amount of the settlement.

Note 13. COVID-19 Pandemic

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

Note 14. Subsequent Events

On April 1, 2022, the TOBC lease was renewed with Steve and Janet Atkinson for approximately $2,000 per month plus taxes and an additional new lease was entered into with Kathryn Atkinson for approximately $1,800 per month plus taxes.

On April 1, 2022, the Company issued 2,871 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On April 4, 2022, the Company issued 9,569 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company.

On April 5, 2022, the Company issued an aggregate of 24,816 shares of common stock with a fair value of $156,341 to Newbridge and its affiliates for consulting services provided to the Company.

On April 20, 2022, the existing directors and the two new directors each entered into a one-year director service agreement with the Company, which will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board of Directors, each director will be entitled to a $25,000 annual stock grant and for serving on a Committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the common stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, on April 20, 2022, each director was granted a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share, which shares will vest in equal quarterly installments of 1,250 shares during the term of the option. The agreement also includes customary confidentiality provisions and one-year non-competition and non-solicitation provisions.

On April 28, 2022, aggregate principal outstanding amounts and accrued interest of $41,023 under the subordinated note with Walter Lubkin Jr., and the subordinated convertible notes with Walter Lubkin III, Tracy Greco and John Lubkin were paid off by the Company.

On May 1, 2022, the Company issued 3,922 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with the financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Recent Developments

Gault Seafood Asset Acquisition

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (the “Gault Seafood”), and Robert J. Gault II, President of the Seller (“Gault”) pursuant to which Coastal Pride acquired certain assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment and vehicles used in connection with its soft-shell crab operations. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of $359,250 in cash and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. Such shares are subject to a leak-out agreement pursuant to which Gault Seafood may not sell or otherwise transfer the shares until February 3, 2023.

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

In connection with the asset acquisition, Coastal Pride will lease 9,050 square feet for $1,000 per month under a one-year lease agreement and will continue to operate the acquired soft-shell crab operations at such location in Beaufort, South Carolina unless a new facility is earlier completed.

Appointment of Chief Operating Officer

On April 19, 2022, Miozotis Ponce was appointed Chief Operating Officer of the Company.

Increase in Size of Board of Directors

On April 20, 2022, in accordance with the Company’s bylaws, the number of directors constituting the Board of Directors was increased from five to seven directors and, effective as of April 20, 2022, Silva Alana and Juan Carlos Dalto were appointed directors.

On April 20, 2022, the existing directors and the two new directors each entered into a one-year director service agreement with the Company, which will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board of Directors, each director will be entitled to a $25,000 annual stock grant and for serving on a Committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the common stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, on April 20, 2022, each director was granted a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share, which shares will vest in equal quarterly installments of 1,250 shares during the term of the option. The agreement also includes customary confidentiality provisions and one-year non-competition and non-solicitation provisions.

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a decrease in revenue for the three months ended March 31, 2022.

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

Three months ended March 31, 2022 and 2021

Net Revenue. Revenue for the three months ended March 31, 2022 increased 114.2% to $5,324,302 as compared to $2,485,891 for the three months ended March 31, 2021 as a result of higher market prices of our product together with sales of our new TOBC and soft-shell crab operations.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2022 increased to $4,836,563 as compared to $2,183,112 for the three months ended March 31, 2021. The increase is attributable to price increases.

Gross Profit. Gross profit for the three months ended March 31, 2022 increased to $487,739 as compared to $302,779 in the three months ended March 31, 2021. This increase is attributable to higher market prices of our product together with sales of our new TOBC and soft-shell crab operations.

Commissions Expense. Commissions expense decreased to $0 for the three months ended March 31, 2022 from $4,794 for the three months ended March 31, 2021. This decrease was due to no commissionable revenues for the three months ended March 31, 2022.

Salaries and Wages Expense. Salaries and wages expense increased to $575,449 for the three months ended March 31, 2022 as compared to $380,596 for the three months ended March 31, 2021. This increase is mainly attributable to the acquisition of TOBC and soft-shell crab operations.

Depreciation and Amortization. Depreciation and amortization expense increased to $164,595 for the three months ended March 31, 2022 as compared to $44,079 the three months ended March 31, 2021. The increase is attributable to higher depreciation due to the acquisition of TOBC and soft-shell crab operations.

Other Operating Expense. Other operating expense increased to $596,474 for the three months ended March 31, 2022 from $317,398 for the three months ended March 31, 2021. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the acquisition of the soft-shell crab operations.

Other Income. Other income decreased for the three months ended March 31, 2022 to $29,629 from $76,518 for the three months ended March 31, 2021. This decrease is mainly attributable to the ACF Finco I, LP loan paid off in 2021 and eliminating the loan commitment settlement.

Interest Expense. Interest expense increased to $234,716 for the three months ended March 31, 2022 from $110,534 for the three months ended March 31, 2021. The increase is attributable to the amortization of Lind convertible debt discount.

Net Loss. Net loss was $1,053,866 for the three months ended March 31, 2022 as compared to $478,104 for the three months ended March 31, 2021. The increase in net loss is primarily attributable to increases in salaries and wages and other expenses in connection with the acquisition of the soft-shell crab operations.

Liquidity and Capital Resources

The Company had cash of $2,980,672 as of March 31, 2022. At March 31, 2022, the Company had a working capital surplus of $5,561,782, including $910,000 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $3,041,184 and accounts receivable of $3,854,439.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

The COVID-19 pandemic has caused significant disruptions to the global financial markets. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. The Company continues to estimate the effects of the COVID-19 outbreak on its operations and financial. While significant uncertainty remains, the Company believes that the COVID-19 outbreak will continue to have a negative impact on the ability to raise financing and access capital.

Cash (Used in) Provided by Operating Activities. Cash used in operating activities during the three months ended March 31, 2022 was $3,013,910 as compared to cash provided by operating activities of $462,624 for the three months ended March 31, 2021. The decrease is attributable to the decrease in the changes in inventory of $2,105,665 and receivables of $2,987,795 netted against the increase in changes in other current assets of $1,616,146 and payables of $298,528 for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.

Cash (Used in) Investing Activities. Cash used in investing activities for the three months ended March 31, 2022 was $472,352 as compared to cash used in investing activities of $0 for the three months ended March 31, 2021. The increase was mainly attributable to the acquisition of the soft-shell crab operation for the three months ended March 31, 2022.

Cash Provided by (Used in) Financing Activities. Cash provided by financing activities for the three months ended March 31, 2022 was $5,256,418 as compared to cash used in financing activities of $653,675 for the three months ended March 31, 2021. The increase is mainly attributable to the convertible debt net proceeds of $4,762,855 and proceeds from common stock warrants exercised of $250,000.

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”) pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers. As of March 31, 2022, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents with the Borrowers.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 on March, April and May 2021 and paid an additional facility fee of $25,000 on March 31, 2022, which will continue to be required on each anniversary of March 31, 2021. In order to increase imports to meet customer demand, on January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance. As of March 31, 2022, the interest rate was 7.25%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The outstanding balance owed to Lighthouse as of March 31, 2022 was $2,746,763.

John Keeler Promissory Notes – Subordinated

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of March 31, 2022, approximately $910,000 of principal remains outstanding and approximately $14,400 of interest was paid under the notes during the three months ended March 31, 2022. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $50,000 during the three months ended March 31, 2022.

Underwritten Offering

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

Lind Global Fund II LP investment

On January 24, 2022, we entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and approximately $87,000 of debt issuance costs.

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

The note is mandatorily payable prior to maturity if the Company issues any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issues any indebtedness other than certain amounts under the current line of credit facility with Lighthouse. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we plan to further initiate, the following measures, subject to the availability of required resources:

● We plan to create a position to segregate duties consistent with control objectives and hire personnel resources with technical accounting expertise within the accounting function; and

● We plan to create an internal control framework that will address financial close and reporting process, among other procedures.

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

On January 24, 2022, the Company issued 125,000 shares of common stock to an investor upon the exercise of warrants for total proceeds of $250,000.

In connection with the issuance of the $5,750,000 promissory note to Lind pursuant to a securities purchase agreement, on January 24, 2022, the Company issued Lind a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share. The warrant provides for cashless exercise and full ratchet anti-dilution if the Company issues securities at less than $4.50 per share.

On February 3, 2022, the Company issued 167,093 shares to Gault Seafood as partial consideration for the purchase of certain Gault Seafood assets.

On April 1, 2022, the Company issued 2,871 shares of common stock to the designee of Clear Think Capital for consulting services provided to the Company.

On April 4, 2022, the Company issued 9,569 shares of common stock to SRAX, Inc. for consulting services provided to the Company.

On April 5, 2022, the Company issued an aggregate of 24,816 shares of common stock to Newbridge Securities Corporation and its affiliates for consulting services provided to the Company.

On May 1, 2022, the Company issued 3,922 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

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

BLUE STAR FOODS CORP.

Dated: May 13, 2022	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2022	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

