Form 10-Q
period 2022-06-30
Blue Star Foods Corp.
filed 2022-08-15
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 15, 2022, there were 25,073,066 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national or global political, economic, business, competitive, market (supply and demand), regulatory conditions and the following:

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 which we filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “Blue Star Foods”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation, and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) and Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2022	DECEMBER 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,585,878	$1,155,513
Accounts receivable, net	1,251,215	1,231,181
Inventory, net	5,689,982	2,119,441
Advances to related party	1,464,009	1,422,750
Other current assets	2,435,366	3,702,661
Total Current Assets	13,426,450	9,631,546
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	2,039,830	1,904,403
RIGHT OF USE ASSET	234,822	71,128
INTANGIBLE ASSETS, net
Trademarks	1,083,874	1,125,074
Customer relationships	1,759,807	2,082,757
Non-compete agreements	106,891	104,927
Total Intangible Assets	2,950,572	3,312,758
GOODWILL	1,282,064	445,395
OTHER ASSETS	196,388	124,634
TOTAL ASSETS	$20,585,671	$15,945,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$1,547,667	$1,794,223
Working capital line of credit	3,451,321	2,368,200
Deferred income	108,750	109,414
Current maturities of long-term debt, net	2,824,684	-
Current maturities of lease liabilities	60,561	30,583
Current maturities of related party long-term notes	430,000	475,000
Current maturity of loan payable	31,073	-
Related party notes payable - subordinated	910,000	960,000
Other current liabilities	854,649	1,054,649
Total Current Liabilities	10,218,705	6,792,069
LONG-TERM LIABILITIES
Long-term lease liability	173,753	40,109
Long-term debt, net	1,412,343	31,263
Related party long-term notes	125,000	175,000
TOTAL LIABILITIES	11,929,801	7,038,441
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022, and 0 shares issued and outstanding as of December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,063,612 shares issued and outstanding as of June 30, 2022, and 24,671,318 shares issued and outstanding as of December 31, 2021	2,525	2,480
Additional paid-in capital	27,344,601	25,102,879
Accumulated other comprehensive loss	(56,026)	(54,240)
Accumulated deficit	(18,635,230)	(16,144,151)
TOTAL STOCKHOLDERS’ EQUITY	8,655,870	8,906,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,585,671	$15,945,409

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
REVENUE, NET	$2,958,866	$2,129,389	$8,283,168	$4,615,280

COST OF REVENUE	2,621,112	1,559,490	7,457,675	3,742,602

GROSS PROFIT	337,754	569,899	825,493	872,678

COMMISSIONS	21,377	13,606	21,377	18,400
SALARIES AND WAGES	571,076	228,859	1,146,525	609,455
DEPRECIATION AND AMORTIZATION	110,201	55,911	274,796	99,990
OTHER OPERATING EXPENSES	767,302	638,585	1,363,776	955,983

LOSS FROM OPERATIONS	(1,132,202)	(367,062)	(1,980,981)	(811,150)

OTHER INCOME	17,041	28,672	46,670	105,190
INTEREST EXPENSE	(322,052)	(98,737)	(556,768)	(209,271)

NET LOSS	(1,437,213)	(437,127)	(2,491,079)	(915,231)

DIVIDEND ON PREFERRED STOCK	-	-	-	28,260

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,437,213)	$(437,127)	$(2,491,079)	$(943,491)

COMPREHENSIVE INCOME (LOSS):

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(37,197)	936	(1,786)	936

COMPREHENSIVE INCOME (LOSS)	$(37,197)	$936	$(1,786)	$936

COMPREHENSIVE LOSS	$(1,474,410)	$(436,191)	$(2,492,865)	$(914,295)

Loss per common share:
Net loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.10)	$(0.05)
Weighted average common shares outstanding - basic and diluted	25,026,206	19,758,871	24,947,019	19,739,841

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Series A Preferred Stock $.0001		Common Stock		Additional		Accumulated Other	Total
	par value		$.0001 par value		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2021	-	$-	24,671,318	$2,480	$25,102,879	$(16,144,151)	$(54,240)	$8,906,968
Stock based compensation	-	-	-	-	193,631	-	-	193,631
Warrants issued on convertible debt note	-	-	-	-	956,301	-	-	956,301
Common stock issued for service	-	-	20,385	4	73,967	-	-	73,971
Common stock issued for asset acquisition	-	-	167,093	17	359,233	-	-	359,250
Common stock issued from exercise of warrants	-	-	125,000	13	249,987	-	-	250,000
Net Loss	-	-	-	-	-	(1,053,866)	-	(1,053,866)
Cumulative translation adjustment	-	-	-	-	-	-	35,411	35,411
March 31, 2022	-	$-	24,983,796	$2,514	$26,935,998	$(17,198,017)	$(18,829)	$9,721,666
Stock based compensation	-	-	-	-	151,252	-	-	151,252
Common stock issued for service	-	-	79,816	11	257,351	-	-	257,362
Net Loss	-	-	-	-	-	(1,437,213)	-	(1,437,213)
Cumulative translation adjustment	-	-	-	-	-	-	(37,197)	(37,197)
June 30, 2022	-	$-	25,063,612	$2,525	$27,344,601	$(18,635,230)	$(56,026)	$8,655,870

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Deficit
December 31, 2020	1,413	$-	19,580,721	$1,958	$13,488,836	$(13,510,517)	$-	$(19,723)
Stock based compensation	-	-	-	-	30,319	-	-	30,319
Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-
Common stock issued for service	-	-	40,465	5	96,242	-	-	96,247
Net Loss	-	-	-	-	-	(478,104)	-	(478,104)
Comprehensive Income	-	$-	-	$-	$-	$-	$-	$-
March 31, 2021	1,413	$-	19,633,161	$1,964	$13,643,656	$(14,016,881)	$-	$(371,261)
Stock based compensation	-	-	-	-	66,170	-	-	66,170
Common stock issued to settle related party interest	-	-	122,217	13	266,869	-	-	266,882
Common stock issued for cash	-	-	1,286,500	129	2,572,871	-	-	2,573,000
Common stock issued for service	-	-	37,965	5	231,616	-	-	231,621
Common stock issued to be held in escrow	-	-	344,957	34	793,366	-	-	793,400
Common stock issued for Taste of BC acquisition	-	-	987,741	99	2,271,705	-	-	2,271,804
Preferred stock conversion to Common stock	(1,413)	-	706,500	71	(71)	-	-	-
Net Loss	-	-	-	-	-	(437,127)	-	(437,127)
Comprehensive Income	-	-	-	-	-	-	936	936
June 30, 2021	-	$-	23,119,041	$2,315	$19,846,182	$(14,454,008)	$936	$5,395,425

The accompanying notes are an integral part of these unaudited consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,491,079)	$(915,231)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation	344,883	96,489
Common stock issued for service	331,333	327,868
Depreciation of fixed assets	111,017	2,170
Amortization of intangible assets	138,779	85,320
Amortization of loan costs	25,000	12,500
Amortization of debt and warrant discount and issuance costs	430,473	-
Lease expense	21,441	14,172
Bad debt expense	322	1,727
Allowance for inventory obsolescence	-	375
Changes in operating assets and liabilities:
Accounts receivables	(20,356)	490,745
Inventories	(3,570,541)	1,322,975
Advances to related parties	(41,259)	-
Other current assets	1,267,295	(62,504)
Right of use liability	(21,513)	(14,245)
Other assets	(75,000)	(47,673)
Accounts payable and accruals	(264,072)	(797,690)
Deferred income	(664)	-
Other current liabilities	(200,000)	(205,291)
Net Cash (Used in) Provided by Operating Activities	(4,013,941)	311,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(398,482)	(790,593)
Purchases of fixed assets	(100,553)	-
Net Cash (Used in) Investing Activities	(499,035)	(790,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock warrants exercised	250,000	2,573,000
Proceeds from working capital line of credit	9,121,458	4,323,678
Proceeds from PPP loan	-	371,944
Proceeds from convertible debt	4,762,855	-
Repayments of working capital line of credit	(8,038,337)	(5,497,627)
Repayments of related party notes payable	(145,000)	-
Payment of loan costs	(25,000)	-
Net Cash Provided by Financing Activities	5,925,976	1,770,995

Effect of Exchange Rate Changes on Cash	17,365	936

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,430,365	1,293,045

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,155,513	337,687

CASH AND CASH EQUIVALENTS – END OF PERIOD	$2,585,878	$1,630,732

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$128,491	$339,747

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Series A preferred 8% dividend issued in common stock	-	28,260
Operating lease assets recognized in exchange for operating lease liabilities	185,135	-
Preferred shares conversion to common stock	-	71
Common stock issued for interest payment	-	266,882
Warrants issued for convertible debt	956,301	-
Common stock issued for asset acquisition	359,250	3,065,204
Related party notes recognized from business acquisition	-	162,400

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

As of June 30, 2022, and December 31, 2021, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod during the six months ended June 30, 2022. Cost of revenue related to inventories purchased from Bacolod represented approximately $0 and $126 of total cost of revenue for the six months ended June 30, 2022 and 2021, respectively.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2022. Our leases generally have terms that range from three years for equipment and five years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of June 30, 2022.

June 30, 2022
Assets
Operating lease assets	$234,822

Liabilities
Current
Operating lease liabilities	$60,561
Noncurrent
Operating lease liabilities	$173,753

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,335
ROU assets recognized in exchange for lease obligations:
Operating leases	$185,135

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2022
Weighted-average remaining lease term
Operating leases	4.10 years
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of June 30, 2022 were as follows:

Operating Leases

2022 (six months remaining)	34,115
2023	72,711
2024	61,297
2025	46,237
2026	46,237
Thereafter	11,559
Total lease payments	272,156
Less: amount of lease payments representing interest	(37,842)
Present value of future minimum lease payments	$234,314
Less: current obligations under leases	$(60,561)
Non-current obligations	$173,753

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and determined there was no impairment for the six months ended June 30, 2022 and 2021.

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

In accordance with its policies, the Company performed an assessment of its finite-lived intangibles and recognized an impairment loss on customer relationships intangible asset of $374,300 for the year ended December 31, 2021. No impairment was recognized during the six months ended June 30, 2022.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted the ASU effective January 1, 2022 and applied the provisions of the ASU to the convertible note issued during the six months ended June 30, 2022.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2022, the Company incurred a net loss of $2,491,079, had an accumulated deficit of $18,635,230 and a working capital surplus of $3,207,745, with the current liabilities inclusive of $910,000 in stockholder loans that are subordinated to the provider of the working capital facility, and $60,561 in the current portion of the lease liability recognized. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $2,435,366 as of June 30, 2022 and $3,702,661 as of December 31, 2021. As of June 30, 2022, approximately $2.18 million of the balance was related to prepaid inventory to our suppliers. The remainder of the balance is related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	June 30, 2022	December 31, 2021
Computer equipment	$96,116	$90,707
RAS system	2,051,284	1,963,734
Automobiles	123,946	23,188
Leasehold improvements	58,055	4,919
Total	2,329,401	2,082,548
Less: Accumulated depreciation	(289,571)	(178,145)
Fixed assets, net	$2,039,830	$1,904,403

For the six months ended June 30, 2022 and 2021, depreciation expense totaled approximately $111,000 and $2,100, respectively.

Note 6. Intangible Assets, Net

The following table sets forth the components of the Company’s intangible assets as of June 30, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(146,382)	$703,618
Trademarks – TOBC	15	406,150	(25,894)	380,256
Customer Relationships – Coastal Pride	12	1,486,832	(282,198)	1,204,634
Customer Relationships – TOBC	15	592,979	(37,806)	555,173
Non-Compete Agreements – Coastal Pride	3	40,000	(25,823)	14,177
Non-Compete Agreements – TOBC	4	121,845	(29,131)	92,714
Total		$3,497,806	$(547,234)	$2,950,572

The aggregate amortization remaining on the intangible assets as of June 30, 2022 is as follows:

Intangible Amortization
2022 (6 months remaining)	$136,649
2023	$312,974
2024	$228,487
2025	$228,487
2026	$228,487
Thereafter	$1,815,488

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance, in order to increase imports to meet customer demand. On July 29, 2022, the loan and security agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of June 30, 2022, the interest rate was 8.50%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse. As of June 30, 2022, the Company was in compliance with all financial covenants under the Loan Agreement. except for the requirement to maintain a greater than $50,000 cash flow in the months of January, February 2022, and June 2022. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents with the Borrowers. The outstanding balance owed to Lighthouse as of June 30, 2022 was $3,451,321.

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

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of approximately $910,000 of principal at June 30, 2022 and interest expense of $28,000 and $39,100 during the six months ended June 30, 2022 and 2021, respectively. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the Lighthouse note. The Company made principal payments of $50,000 during the six months ended June 30, 2022.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears interest at the rate of 4% per annum and is payable quarterly in an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal Pride during the preceding quarter did not warrant a principal payment. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit.

On October 8, 2021, $34,205 of the outstanding principal and accrued interest to date was paid on the note by the Company.

On February 1, 2022, $29,789 of the outstanding principal and accrued interest to date was paid on the note by the Company.

On April 28, 2022, $4,523 of the outstanding accrued interest to date was paid on the note by the Company.

Interest expense for the Walter Lubkin Jr. note totaled approximately $9,000 and $9,900 during the six months ended June 30, 2022 and 2021, respectively.

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

On April 28, 2022, $15,267 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Walter Lubkin III note totaled approximately $1,100 and $1,700 during the six months ended June 30, 2022 and 2021, respectively.

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

On April 28, 2022, $12,405 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Tracy Greco note totaled approximately $900 and $1,400 during the six months ended June 30, 2022 and 2021, respectively.

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

On April 28, 2022, $8,827 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the John Lubkin note totaled approximately $600 and $1,000 during the six months ended June 30, 2022 and 2021, respectively.

Lind Global Fund II LP investment

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $1,943,445 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee $150,000, $87,144 direct issuance cost, and $956,301 related to warrants issued. Amortization expense recorded in interest expense totaled $430,473 during the six months ended June 30, 2022.

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed.

Consideration Paid:
Cash	$814,000
Common stock, 987,741 shares of common stock of the Company	1,975,483
Promissory notes to Sellers	162,400
Contingent consideration - Common stock, 344,957 shares of common stock of the Company in escrow	689,914
Fair value of total consideration	$3,641,797

Purchase Price Allocation:
Tangible assets acquired	$2,137,650
Trademarks	406,150
Customer relationships	592,979
Non-compete agreements	121,845
Goodwill	836,669
Liabilities assumed	(453,496)
Fair market value of net assets acquired	$3,641,797

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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$2,328,746	$4,936,796
Net loss attributable to common shareholders	$205,833	$767,791
Basic and diluted loss per share	$(0.01)	$(0.04)

The information included in the pro forma amounts is derived from historical information obtained from the Sellers of the business.

Note 9. Stockholders’ Equity

On July 21, 2021, the Company entered into a consulting agreement as amended on November 10, 2021, with Intelligent Investments I, LLC (“Intelligent”). In consideration for consulting services, the Company agreed to issue Intelligent a total of 52,326 shares of common stock with a fair value of $171,106 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $68,442 for the six months ended June 30, 2022 in connection with these shares.

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

On April 1, 2022, the Company issued 2,871 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital LLC (“Clear Think Capital”) for consulting services provided to the Company.

On April 4, 2022, the Company issued 9,569 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $5,000 for the six months ended June 30, 2022 in connection with these shares.

On April 5, 2022, the Company issued an aggregate of 24,816 shares of common stock with a fair value of $156,341 to Newbridge Securities Corporation and its affiliates for consulting services provided to the Company.

On May 1, 2022, the Company issued 3,922 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On June 1, 2022, the Company issued 4,444 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On June 3, 2022, the Company issued 10,000 shares of common stock with a fair value of $13,800 to TraDigital Marketing Group for consulting services provided to the Company.

On June 30, 2022, the Company issued 24,194 shares of common stock to Intelligent Investments I LLC, with a fair value of $30,000, for legal services provided to the Company.

Note 10. Options

The following table represents option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	4,429,680	$2.00	6.23
Exercisable – December 31, 2021	3,807,127	$2.00	6.83	$-
Granted	175,000	$-
Forfeited	-	$-
Vested	4,065,380
Outstanding – June 30, 2022	4,604,680	$2.00	5.71
Exercisable – June 30, 2022	4,065,380	$2.00	5.77	$-

On April 20, 2022, the Company’s existing directors and two newly appointed directors each entered into a one-year director service agreement with the Company, which will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board of Directors, each director will be entitled to a $25,000 annual stock grant and for serving on a Committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the common stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, on April 20, 2022, each director was granted a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share, which shares will vest in equal quarterly installments of 1,250 shares during the term of the option. The agreement also includes customary confidentiality provisions and one-year non-competition and non-solicitation provisions.

Under the Black-Scholes option pricing model, the fair value of the 175,000 options granted during the six months ended June 30, 2022 is estimated at $84,334 on the date of grant using the following assumptions: stock price of $1.57 at the grant date, exercise price of the option, option term, volatility rate of 39.23% and risk-free interest rate of 2.87%. The unrecognized portion of the expense remaining at June 30, 2022 is $81,054 which is expected to be recognized to expense over a period of 5 years.

For the six months ended June 30, 2022, the Company recognized $344,883 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2021 and accrued a portion of the 2022 stock grants to directors and officers. The non-vested options outstanding are 539,983 as of June 30, 2022.

Note 11. Warrants

The following table represents warrant activity for the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	1,538,500	$2.11	2.50
Exercisable – December 31, 2021	1,538,500	$2.11	2.50	$-
Granted	1,000,000	$-
Exercised	(125,000)	$2.00
Forfeited or Expired	-	$-
Outstanding – June 30, 2022	2,413,500	$3.11	1.83
Exercisable – June 30, 2022	2,413,500	$3.11	1.83	$-

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

During the six months ended June 30, 2022, the Company issued 125,000 shares of common stock at an exercise price of $2.00 to an investor upon exercise of warrants.

Note 12. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021, was terminated on December 31, 2020, upon the sale of the facility to an unrelated third-party. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $29,000 to date under this lease.

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

TOBC’s facilities are on land leased to TOBC for approximately $2,500 per month plus taxes from Steve and Janet Atkinson, the former TOBC owners, under a lease agreement that expired December 2021. On April 1, 2022, the lease was renewed with Steve and Janet Atkinson for approximately $2,000 per month plus taxes and an additional new lease was entered into with Kathryn Atkinson for approximately $1,800 per month plus taxes. Both leases expire in 2027.

Rental and equipment lease expenses amounted to approximately $77,600 and $28,400 for the six months ended June 30, 2022 and 2021, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized, the Company has reserved $70,000, representing the entire amount of the settlement.

Note 13. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic for 2020 and into 2021. The Company’s business not being deemed essential resulted in decreased financial performance that may not be indicative of future financial results. Government-mandated closures of businesses and shipping delays have affected our sales and inventory purchases. The Company continues to face uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. In 2022, the Company’s sales and supply continue to be adversely affected due to COVID-19 and plans continue to be developed to ensure a prompt response is given to address the effects of the pandemic.

Note 14. Subsequent Events

On July 1, 2022, the Company issued 4,839 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On July 24, 2022, the Company paid Lind $333,333 of principal under the outstanding $5,750,000 convertible promissory note.

On August 1, 2022, the Company issued 4,615 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with the financial statements and the related notes thereto. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Recent Developments

On June 21, 2022, the SEC declared effective the registration statement on Form S-3 relating to the resale by Lind Global Fund II LP, a Delaware limited partnership (“Lind”), of up to 4,833,333 shares of the Company’s common stock issuable in connection with the $5,750,000 senior secured promissory note and five-year warrant issued to Lind by the Company.

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a decrease in revenue for the six months ended June 30, 2022.

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

Three months ended June 30, 2022 and 2021

Net Revenue. Revenue for the three months ended June 30, 2022 increased 39.0% to $2,958,866 as compared to $2,129,389 for the three months ended June 30, 2021 as a result of higher market prices of our products together with sales of our new TOBC and soft-shell crab operations.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2022 increased to $2,621,112 as compared to $1,559,490 for the three months ended June 30, 2021. This increase is attributable to price increases.

Gross Profit. Gross profit for the three months ended June 30, 2022 decreased to $337,754 as compared to $569,899 in the three months ended June 30, 2021. This decrease is attributable to higher market prices and higher cost of goods sold.

Commissions Expense. Commissions expense increased to $21,377 for the three months ended June 30, 2022 from $13,606 for the three months ended June 30, 2021. This increase was due to higher commissionable revenues for the three months ended June 30, 2022.

Salaries and Wages Expense. Salaries and wages expense increased to $571,076 for the three months ended June 30, 2022 as compared to $228,859 for the three months ended June 30, 2021. This increase is mainly attributable to the acquisition of TOBC and soft-shell crab operations.

Depreciation and Amortization. Depreciation and amortization expense increased to $110,201 for the three months ended June 30, 2022 as compared to $55,911 for the three months ended June 30, 2021. This increase is attributable to higher depreciation due to the acquisition of TOBC and soft-shell crab operations.

Other Operating Expense. Other operating expense increased to $767,302 for the three months ended June 30, 2022 from $638,585 for the three months ended June 30, 2021. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the acquisition of the soft-shell crab operations.

Other Income. Other income decreased for the three months ended June 30, 2022 to $17,041 from $28,672 for the three months ended June 30, 2021. This decrease is mainly attributable to the ACF Finco I, LP (“ACF”) loan paid off in 2021 and eliminating the loan commitment settlement.

Interest Expense. Interest expense increased to $322,052 for the three months ended June 30, 2022 from $98,737 for the three months ended June 30, 2021. The increase is attributable to the amortization of Lind convertible debt discount.

Net Loss. Net loss was $1,437,213 for the three months ended June 30, 2022 as compared to $437,127 for the three months ended June 30, 2021. The increase in net loss is primarily attributable to increases in salaries and wages and other expenses in connection with the acquisition of the soft-shell crab operations and amortization of Lind convertible debt discount.

Six months ended June 30, 2022 and 2021

Net Revenue. Revenue for the six months ended June 30, 2022 increased 79.5% to $8,283,168 as compared to $4,615,280 for the six months ended June 30, 2021 as a result of higher market prices of our products together with sales of our new TOBC and soft-shell crab operations.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2022 increased to $7,457,675 as compared to $3,742,602 for the six months ended June 30, 2021. This increase is attributable to price increases of our products and increase of sales.

Gross Profit. Gross profit for the six months ended June 30, 2022 decreased to $825,493 as compared to $872,678 in the six months ended June 30, 2021. This decrease is attributable to higher market prices and higher cost of goods sold.

Commissions Expense. Commissions expense increased to $21,377 for the six months ended June 30, 2022 from $18,400 for the six months ended June 30, 2021. This increase was due to higher commissionable revenues for the six months ended June 30, 2022.

Salaries and Wages Expense. Salaries and wages expense increased to $1,146,525 for the six months ended June 30, 2022 as compared to $609,455 for the six months ended June 30, 2021. This increase is mainly attributable to the acquisition of TOBC and soft-shell crab operations.

Depreciation and Amortization. Depreciation and amortization expense increased to $274,796 for the six months ended June 30, 2022 as compared to $99,990 for the six months ended June 30, 2021. The increase is attributable to higher depreciation due to the acquisition of TOBC and soft-shell crab operations.

Other Operating Expense. Other operating expense increased to $1,363,776 for the six months ended June 30, 2022 from $955,983 for the six months ended June 30, 2021. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the acquisition of the soft-shell crab operations.

Other Income. Other income decreased for the six months ended June 30, 2022 to $46,670 from $105,190 for the six months ended June 30, 2021. This decrease is mainly attributable to the ACF loan paid off in 2021 and eliminating the loan commitment settlement.

Interest Expense. Interest expense increased to $556,768 for the six months ended June 30, 2022 from $209,271 for the six months ended June 30, 2021. This increase is attributable to the amortization of Lind convertible debt discount.

Net Loss. Net loss was $2,491,079 for the six months ended June 30, 2022 as compared to $915,231 for the six months ended June 30, 2021. This increase in net loss is primarily attributable to increases in salaries and wages and other expenses in connection with the acquisition of the soft-shell crab operations and amortization of Lind convertible debt discount.

Liquidity and Capital Resources

The Company had cash of $2,585,878 as of June 30, 2022. At June 30, 2022, the Company had a working capital surplus of $3,207,745, including $910,000 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $5,689,982 and accounts receivable of $1,251,215.

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

Cash (Used in) Provided by Operating Activities. Cash used in operating activities during the six months ended June 30, 2022 was $4,013,941 as compared to cash provided by operating activities of $311,707 for the six months ended June 30, 2021. The decrease is attributable to the decrease in the changes in inventory of $4,893,516 and receivables of $511,101 netted against the increase in other current assets of $1,329,799 and payables of $533,618 for the six months ended June 30, 2022 compared with the six months ended June 30, 2021.

Cash (Used in) Investing Activities. Cash used in investing activities for the six months ended June 30, 2022 was $499,035 as compared to cash used in investing activities of $790,593 for the six months ended June 30, 2021. The decrease was mainly attributable to the acquisition of the soft-shell crab operation for the six months ended June 30, 2022 netted against the TOBC acquisition completed during the six months ended June 30, 2021.

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2022 was $5,925,976 as compared to cash provided by financing activities of $1,770,995 for the six months ended June 30, 2021. The increase is mainly attributable to convertible debt net proceeds of $4,762,855.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 on March, April and May 2021 and paid an additional facility fee of $25,000 on March 31, 2022, which will continue to be required on each anniversary of March 31, 2021. In an effort to increase imports to meet customer demand, on January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance. On July 29, 2022, the loan and security agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of June 30, 2022, the interest rate was 8.50%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The outstanding balance owed to Lighthouse as of June 30, 2022 was $3,451,321.

John Keeler Promissory Notes – Subordinated

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of June 30, 2022, approximately $910,000 of principal remains outstanding and approximately $28,000 of interest was paid under the notes during the six months ended June 30, 2022. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $50,000 during the six months ended June 30, 2022.

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

Lind Global Fund II LP investment

On January 24, 2022, we entered into a securities purchase agreement with Lind, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and approximately $87,000 of debt issuance costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On July 1, 2022, the Company issued 4,839 shares of common stock to the designee of Clear Think Capital for consulting services provided to the Company.

On August 1, 2022, the Company issued 4,615 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

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

BLUE STAR FOODS CORP.

Dated: August 15, 2022	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

