Form 10-Q
period 2022-09-30
Blue Star Foods Corp.
filed 2022-11-14
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 14, 2022, there were 25,538,844 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2022	DECEMBER 31, 2021
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$238,183	$1,155,513
Accounts receivable, net	772,187	1,231,181
Inventory, net	6,118,720	2,119,441
Advances to related party	1,493,259	1,422,750
Other current assets	2,054,999	3,702,661
Total Current Assets	10,677,348	9,631,546
RELATED PARTY LONG-TERM RECEIVABLE	455,545	455,545
FIXED ASSETS, net	2,032,156	1,904,403
RIGHT OF USE ASSET	209,321	71,128
INTANGIBLE ASSETS, net
Trademarks	1,065,362	1,125,074
Customer relationships	1,707,427	2,082,757
Non-compete agreements	99,503	104,927
Total Intangible Assets	2,872,292	3,312,758
GOODWILL	495,312	445,395
OTHER ASSETS	113,515	124,634
TOTAL ASSETS	$16,855,489	$15,945,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$3,695,870	$1,794,223
Working capital line of credit	1,862,301	2,368,200
Deferred income	58,055	109,414
Current maturities of long-term debt, net	2,327,752	-
Current maturities of lease liabilities	57,702	30,583
Current maturities of related party long-term notes	420,000	475,000
Current maturity of loan payable	29,031	-
Related party notes payable - subordinated	893,000	960,000
Other current liabilities	770,881	1,054,649
Total Current Liabilities	10,114,592	6,792,069
LONG-TERM LIABILITIES
Long-term lease liability	151,075	40,109
Long-term debt, net	1,163,877	31,263
Related party long-term notes	100,000	175,000
TOTAL LIABILITIES	11,529,544	7,038,441
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022, and 0 shares issued and outstanding as of December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 25,522,727 shares issued and outstanding as of September 30, 2022, and 24,671,318 shares issued and outstanding as of December 31, 2021	2,576	2,480
Additional paid-in capital	27,803,838	25,102,879
Accumulated other comprehensive loss	(107,150)	(54,240)
Accumulated deficit	(22,373,319)	(16,144,151)
TOTAL STOCKHOLDERS’ EQUITY	5,325,945	8,906,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,855,489	$15,945,409

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
REVENUE, NET	$2,429,195	$3,726,704	$10,712,363	$8,341,984

COST OF REVENUE	3,973,656	3,056,461	11,431,331	6,799,063

GROSS PROFIT (LOSS)	(1,544,461)	670,243	(718,968)	1,542,921

COMMISSIONS	2,674	23,932	24,051	42,332
SALARIES AND WAGES	352,178	419,445	1,498,703	1,028,900
DEPRECIATION AND AMORTIZATION	151,568	143,199	426,364	243,189
IMPAIRMENT LOSS	748,997	-	748,997	-
OTHER OPERATING EXPENSES	566,977	575,824	1,930,753	1,531,807

LOSS FROM OPERATIONS	(3,366,855)	(492,157)	(5,347,836)	(1,303,307)

OTHER INCOME	22,229	385,855	68,899	491,045
LOSS ON SETTLEMENT OF DEBT	(57,085)	-	(57,085)	-
INTEREST EXPENSE	(336,378)	(55,486)	(893,146)	(264,757)

NET LOSS	(3,738,089)	(161,788)	(6,229,168)	(1,077,019)

DIVIDEND ON PREFERRED STOCK	-	-	-	28,260

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,738,089)	$(161,788)	$(6,229,168)	$(1,105,279)

COMPREHENSIVE INCOME (LOSS):

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(51,124)	46,395	(52,910)	47,331

COMPREHENSIVE INCOME (LOSS)	$(51,124)	$46,395	$(52,910)	$47,331

COMPREHENSIVE LOSS	$(3,789,213)	$(115,393)	$(6,282,078)	$(1,029,688)

Loss per common share:
Net loss per common share - basis and diluted	$(0.15)	$(0.01)	$(0.25)	$(0.05)
Weighted average common shares outstanding - basic and diluted	25,169,671	23,181,182	25,022,052	20,899,560

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Series A Preferred Stock $0.0001 par value		Common Stock $0.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
December 31, 2021	-	$-	24,671,318	$2,480	$25,102,879	$(16,144,151)	$(54,240)	$8,906,968
Stock based compensation	-	-	-	-	193,631	-	-	193,631
Warrants issued on convertible debt note	-	-	-	-	956,301	-	-	956,301
Common stock issued for service	-	-	20,385	4	73,967	-	-	73,971
Common stock issued for asset acquisition	-	-	167,093	17	359,233	-	-	359,250
Common stock issued from exercise of warrants	-	-	125,000	13	249,987	-	-	250,000
Net Loss	-	-	-	-	-	(1,053,866)	-	(1,053,866)
Cumulative translation adjustment	-	-	-	-	-	-	35,411	35,411
March 31, 2022	-	$-	24,983,796	$2,514	$26,935,998	$(17,198,017)	$(18,829)	$9,721,666
Stock based compensation	-	-	-	-	151,252	-	-	151,252
Common stock issued for service	-	-	79,816	11	257,351	-	-	257,362
Net Loss	-	-	-	-	-	(1,437,213)	-	(1,437,213)
Cumulative translation adjustment	-	-	-	-	-	-	(37,197)	(37,197)
June 30, 2022	-	$-	25,063,612	$2,525	$27,344,601	$(18,635,230)	$(56,026)	$8,655,870
Stock based compensation	-	-	-	-	(45,710)	-	-	(45,710)
Common stock issued for service	-	-	14,671	5	57,216	-	-	57,221
Common stock issued for note payment	-	-	444,444	46	447,731	-	-	447,777
Net Loss	-	-	-	-	-	(3,738,089)	-	(3,738,089)
Comprehensive Income	-	-	-	-	-	-	(51,124)	(51,124)
September 30, 2022	-	$-	25,522,727	$2,576	$27,803,838	$(22,373,319)	$(107,150)	$5,325,945

	Series A Preferred Stock $0.0001 par value		Common Stock $0.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
December 31, 2020	1,413	$-	19,580,721	$1,958	$13,488,836	$(13,510,517)	$-	$(19,723)
Stock based compensation	-	-	-	-	30,319	-	-	30,319
Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-
Common stock issued for service	-	-	40,465	5	96,242	-	-	96,247
Net Loss	-	-	-	-	-	(478,104)	-	(478,104)
Comprehensive Income	-	-	-	-	-	-	-	-
March 31, 2021	1,413	$-	19,633,161	$1,964	$13,643,656	$(14,016,881)	$-	$(371,261)
Stock based compensation	-	-	-	-	66,170	-	-	66,170
Common stock issued to settle related party interest	-	-	122,217	13	266,869	-	-	266,882
Common stock issued for cash	-	-	1,286,500	129	2,572,871	-	-	2,573,000
Common stock issued for service	-	-	37,965	5	231,616	-	-	231,621
Common stock issued to be held in escrow	-	-	344,957	34	689,880	-	-	689,914
Common stock issued for Taste of BC acquisition	-	-	987,741	99	1,975,384	-	-	1,975,483
Preferred stock conversion to Common stock	(1,413)	-	706,500	71	(71)	-	-	-
Net Loss	-	-	-	-	-	(437,127)	-	(437,127)
Comprehensive Income	-	-	-	-	-	-	936	936
June 30, 2021	-	$-	23,119,041	$2,315	$19,446,375	$(14,454,008)	$936	$4,995,618
Stock based compensation	-	-	-	-	117,568	-	-	117,568
Common stock issued for cash	-	-	213,500	21	426,979	-	-	427,000
Common stock issued for service	-	-	20,189	3	126,358	-	-	126,361
Net Loss	-	-	-	-	-	(161,788)	-	(161,788)
Comprehensive Income	-	-	-	-	-	-	46,395	46,395
September 30, 2021	-	$-	23,352,730	$2,339	$20,117,280	$(14,615,796)	$47,331	$5,551,154

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(6,229,168)	$(1,077,019)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	299,173	214,057
Common stock issued for service	388,554	454,229
PPP loan forgiveness	-	(371,944)
Depreciation of fixed assets	168,992	55,143
Amortization of intangible assets	226,122	163,046
Amortization of loan costs	31,250	25,000
Amortization of debt and warrant discount and issuance costs	685,074	-
Impairment of goodwill	748,997	-
Lease expense	46,942	21,258
Write down of inventory	514,912	-
Bad debt expense	405	4,689
Changes in operating assets and liabilities:
Accounts receivables	458,589	343,360
Inventories	(4,514,191)	(4,423)
Advances to related parties	(70,509)	-
Other current assets	1,647,661	(659,895)
Right of use liability	(47,050)	(21,367)
Other assets	-	(47,673)
Accounts payable and accruals	1,884,131	182,027
Deferred income	(51,359)	-
Other current liabilities	(283,768)	(286,037)
Net Cash (Used in) Operating Activities	(4,095,243)	(1,005,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(398,482)	(790,593)
Purchases of fixed assets	(150,855)	(51,050)
Net Cash (Used in) Investing Activities	(549,337)	(841,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock warrants exercised	250,000	3,000,000
Proceeds from working capital line of credit	10,653,760	8,002,113
Proceeds from PPP loan	-	371,944
Proceeds from convertible debt	4,762,855	-
Repayments of working capital line of credit	(11,159,659)	(8,287,587)
Principal payments of convertible debt	(552,222)	-
Repayments of related party notes payable	(197,000)	(1,022,212)
Principal payments of long-term debt	-	(398,117)
Payment of loan costs	(25,000)	-
Net Cash Provided by Financing Activities	3,732,734	1,666,141

Effect of Exchange Rate Changes on Cash	(5,484)	47,331

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(917,330)	(133,720)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,155,513	337,687

CASH AND CASH EQUIVALENTS – END OF PERIOD	$238,183	$203,967

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating lease assets recognized in exchange for operating lease liabilities	185,135	-
Warrants issued for convertible debt	956,301	-
Common stock issued for asset acquisition	359,250	-
Common stock issued for partial settlement of note payable	447,777
Series A preferred 8% dividend issued in common stock	-	28,260
Preferred shares conversion to common stock	-	71
Common stock issued for interest payment	-	266,882
Common stock issued for acquisition	-	2,665,397
Related party notes recognized from business acquisition	-	162,400

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$210,495	$390,616

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2021 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 for a broader discussion of our business and the risks inherent in such business.

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

As of September 30, 2022, and December 31, 2021, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod during the nine months ended September 30, 2022. Cost of revenue related to inventories purchased from Bacolod represented approximately $0 of total cost of revenue for the nine months ended September 30, 2022 and 2021.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. The Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $514,912 which was charged to cost of goods sold.

The Company’s inventory as of September 30, 2022 and December 31 2021 consists of:

	September 30, 2022	December 31, 2021

Inventory purchased for resale	$3,314,773	$863,967
Feeds and eggs processed	105,910	72,733
In-transit inventory	2,698,037	1,182,741
Inventory, net	$6,118,720	$2,119,441

Lease Accounting

We account for our leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2022. Our leases generally have terms that range from three years for equipment and five years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet as of September 30, 2022.

September 30, 2022
Assets
Operating lease assets	$209,321

Liabilities
Current
Operating lease liabilities	$57,702
Noncurrent
Operating lease liabilities	$151,075

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$46,942
ROU assets recognized in exchange for lease obligations:
Operating leases	$185,135

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2022
Weighted-average remaining lease term
Operating leases	3.88 years
Weighted-average discount rate
Operating leases	6.6%

Maturities of lease liabilities as of September 30, 2022 were as follows:

Operating Leases

2022 (three months remaining)	16,488
2023	69,672
2024	58,258
2025	43,198
2026	43,198
Thereafter	10,799
Total lease payments	241,613
Less: amount of lease payments representing interest	(32,836)
Present value of future minimum lease payments	$208,777
Less: current obligations under leases	$(57,702)
Non-current obligations	$151,075

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

The Company reviews its indefinite lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of indefinite lived intangibles and goodwill and recognized an impairment loss on goodwill of $748,997 for the nine months ended September 30, 2022. No impairment was recognized for the nine months ended September 30, 2021.

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

In accordance with its policies, the Company performed an assessment of its finite-lived intangibles and recognized an impairment loss on customer relationships intangible asset of $374,300 for the year ended December 31, 2021. No impairment was recognized during the nine months ended September 30, 2022.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company early adopted the ASU effective January 1, 2022 and applied the provisions of the ASU to the convertible note issued during the nine months ended September 30, 2022.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2022, the Company incurred a net loss of $6,229,168, had an accumulated deficit of $22,373,319 and a working capital surplus of $562,756, with the current liabilities inclusive of $893,000 in stockholder loans that are subordinated to the provider of the working capital facility, and $57,702 in the current portion of the lease liability recognized. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $2,054,999 as of September 30, 2022 and $3,702,661 as of December 31, 2021. As of September 30, 2022, approximately $1.83 million of the balance was related to prepaid inventory to our suppliers. The remainder of the balance is related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	September 30, 2022	December 31, 2021
Computer equipment	$97,624	$90,707
RAS system	2,009,587	1,963,734
Automobiles	122,431	23,188
Leasehold improvements	89,055	4,919
Total	2,318,697	2,082,548
Less: Accumulated depreciation	(286,541)	(178,145)
Fixed assets, net	$2,032,156	$1,904,403

For the nine months ended September 30, 2022 and 2021, depreciation expense totaled approximately $168,900 and $55,100, respectively.

Note 6. Intangible Assets, Net

The following table sets forth the components of the Company’s intangible assets as of September 30, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(160,548)	$689,452
Trademarks – TOBC	15	406,150	(30,240)	375,910
Customer Relationships – Coastal Pride	12	1,486,832	(328,221)	1,158,611
Customer Relationships – TOBC	15	592,979	(44,163)	548,816
Non-Compete Agreements – Coastal Pride	3	40,000	(28,322)	11,678
Non-Compete Agreements – TOBC	4	121,845	(34,020)	87,825
Total		$3,497,806	$(625,514)	$2,872,292

The aggregate amortization remaining on the intangible assets as of September 30, 2022 is as follows:

Intangible Amortization
2022 (3 months remaining)	$71,643
2023	$286,572
2024	$296,697
2025	$246,848
2026	$246,848
Thereafter	$1,723,684

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance, in order to increase imports to meet customer demand. On July 29, 2022, the loan and security agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of September 30, 2022, the interest rate was 14% which includes a default rate of 3%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse. As of September 30, 2022, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the months of July, August, and September 2022. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents with the Borrowers. The outstanding balance owed to Lighthouse as of September 30, 2022 was $1,862,301.

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

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of approximately $893,000 of principal at September 30, 2022 and interest expense of $41,700 and $58,600 during the nine months ended September 30, 2022 and 2021, respectively. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the Lighthouse note. The Company made principal payments of $67,000 during the nine months ended September 30, 2022.

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

On August 16, 2022, $4,487 of the outstanding accrued interest to date was paid on the note by the Company.

Interest expense for the Walter Lubkin Jr. note totaled approximately $13,500 and $14,900 during the nine months ended September 30, 2022 and 2021, respectively.

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

On August 16, 2022, $15,117 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Walter Lubkin III note totaled approximately $1,400 and $2,600 during the nine months ended September 30, 2022 and 2021, respectively.

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

On August 16, 2022, $12,282 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the Tracy Greco note totaled approximately $1,200 and $2,100 during the nine months ended September 30, 2022 and 2021, respectively.

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

On August 16, 2022, $8,740 of the outstanding principal and accrued interest to date was paid on the note by the Company.

Interest expense for the John Lubkin note totaled approximately $800 and $1,500 during the nine months ended September 30, 2022 and 2021, respectively.

Lind Global Fund II LP investment

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $1,943,445 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee $150,000, $87,144 direct issuance cost, and $956,301 related to warrants issued. Amortization expense recorded in interest expense totaled $685,074 during the nine months ended September 30, 2022.

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

During the quarter ended September 30, 2022, the Company made principal payments on the note totaling $999,999 through the issuance of an aggregate of 444,444 shares of common stock with a fair value of $447,777 and cash payments of $609,307 pursuant to the terms of the note, and recorded a loss on settlement of debt of $57,085.

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

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$3,774,754	$8,711,550
Net loss attributable to common shareholders	$(543,458)	$(1,311,249)
Basic and diluted loss per share	$(0.01)	$(0.05)

The information included in the pro forma amounts is derived from historical information obtained from the Sellers of the business.

Note 9. Stockholders’ Equity

On July 21, 2021, the Company entered into a consulting agreement as amended on November 10, 2021, with Intelligent Investments I, LLC (“Intelligent”). In consideration for consulting services, the Company agreed to issue Intelligent a total of 52,326 shares of common stock with a fair value of $171,106 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $102,664 for the nine months ended September 30, 2022 in connection with these shares.

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

On April 4, 2022, the Company issued 9,569 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $10,000 for the nine months ended September 30, 2022 in connection with these shares.

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

On August 25, 2022, the Company issued 222,222 shares of common stock to Lind, with a fair value of $271,111, in satisfaction of the convertible promissory note.

On September 1, 2022, the Company issued 5,217 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On September 26, 2022, the Company issued 222,222 shares of common stock to Lind, with a fair value of $176,666, in satisfaction of the convertible promissory note.

Note 10. Options

The following table represents option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	4,429,680	$2.00	6.23
Exercisable – December 31, 2021	3,807,127	$2.00	6.83	$-
Granted	202,552	$1.84
Forfeited	(176,417)	$2.30
Vested	4,075,097
Outstanding – September 30, 2022	4,455,815	$2.00	5.51
Exercisable – September 30, 2022	4,075,097	$2.00	5.53	$-

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

On September 16, 2022, the Company granted an employee a three-year option to purchase 27,552 shares of common stock at an exercise price of $0.86 which vests in equal monthly installments during the term of the option.

Under the Black-Scholes option pricing model, the fair value of the 175,000 and 27,552 options granted during the nine months ended September 30, 2022 is estimated at $84,334 and $8,409, respectively, on the date of grant using the following assumptions: stock price of $1.57 and $0.86 at the grant date, exercise price of the option, option term, volatility rate of 39.23% and 46.72% and risk-free interest rate of 2.87% and 3.81%, respectively. The unrecognized portion of the expense remaining at September 30, 2022 is $76,837 and $8,300, respectively, which is expected to be recognized to expense over a period of five years.

For the nine months ended September 30, 2022, the Company recognized $299,173 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2021 and accrued a portion of the 2022 stock grants to directors and officers. The non-vested options outstanding are 380,718 as of September 30, 2022.

For the nine months ended September 30, 2022, the Company determined that the five-year option to purchase 176,417 shares of common stock at an exercise price of $2.30 granted to an employee of TOBC in 2021 will not meet the vesting requirements pursuant to the agreement and accordingly, reversed the expense recorded of approximately $76,400 as of September 30, 2022 and $79,023 as of December 31, 2021.

Note 11. Warrants

The following table represents warrant activity for the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	1,538,500	$2.11	2.50
Exercisable – December 31, 2021	1,538,500	$2.11	2.50	$-
Granted	1,000,000	$-
Exercised	(125,000)	$2.00
Forfeited or Expired	-	$-
Outstanding – September 30, 2022	2,413,500	$3.11	1.58
Exercisable – September 30, 2022	2,413,500	$3.11	1.58	$-

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

During the nine months ended September 30, 2022, the Company issued 125,000 shares of common stock at an exercise price of $2.00 to an investor upon exercise of warrants.

Note 12. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021, was terminated on December 31, 2020, upon the sale of the facility to an unrelated third-party. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $46,400 to date under this lease.

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

Rental and equipment lease expenses amounted to approximately $122,100 and $45,700 for the nine months ended September 30, 2022 and 2021, respectively.

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

Note 14. Subsequent Events

On October 1, 2022, the Company issued 9,524 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On October 24, 2022, the Company paid Lind $333,333 of principal under the outstanding $4,570,001 convertible promissory note.

On November 1, 2022, the Company issued 6,593 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

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

COVID-19

The current COVID-19 pandemic has adversely affected our business operations, including disruptions and restrictions on our ability to travel or to distribute our seafood products, as well as temporary closures of our facilities. Any such disruption or delay may impact our sales and operating results. In addition, COVID-19 has resulted in a widespread health crisis that adversely affected the economies and financial markets of many other countries. As a result of COVID-19, the Company has experienced a decrease in revenue for the nine months ended September 30, 2022.

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

Three months ended September 30, 2022 and 2021

Net Revenue. Revenue for the three months ended September 30, 2022 decreased 34.8% to $2,429,195 as compared to $3,726,704 for the three months ended September 30, 2021 as a result of selling at a lower price attributable to market price decrease in crab meat.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2022 increased to $3,973,656 as compared to $3,056,461 for the three months ended September 30, 2021. This increase is attributable to price increases in the cost of goods and the adjustment to write down our inventory to net realizable value.

Gross Profit (Loss). Gross (loss) for the three months ended September 30, 2022 increased to $1,544,461 as compared to gross profit of $670,243 in the three months ended September 30, 2021. This increase in losses is attributable to higher cost of goods sold.

Commissions Expense. Commissions expense decreased to $2,674 for the three months ended September 30, 2022 from $23,932 for the three months ended September 30, 2021. This decrease was due to lower commissionable revenues for the three months ended September 30, 2022.

Salaries and Wages Expense. Salaries and wages expense decreased to $352,178 for the three months ended September 30, 2022 as compared to $419,445 for the three months ended September 30, 2021. This decrease is mainly attributable to the reversal of an employee’s stock compensation expense.

Depreciation and Amortization. Depreciation and amortization expense increased to $151,568 for the three months ended September 30, 2022 as compared to $143,199 for the three months ended September 30, 2021. This increase is attributable to higher depreciation due to the acquisition of TOBC and soft-shell crab operations.

Impairment Loss. Impairment loss increased to $748,997 for the three months ended September 30, 2022 as compared to $0 for the three months ended September 30, 2021. This increase is attributable to the impairment recognized on TOBC for the three months ended September 30, 2022.

Other Operating Expense. Other operating expense decreased to $566,977 for the three months ended September 30, 2022 from $575,824 for the three months ended September 30, 2021. This decrease is mainly attributable to small miscellaneous operating expenses for the three months ended September 30, 2022.

Other Income. Other income decreased for the three months ended September 30, 2022 to $22,229 from $385,855 for the three months ended September 30, 2021. This decrease is mainly attributable to the payroll protection program loan forgiveness granted in 2021.

Loss on Settlement of Debt. Loss on settlement of debt increased to $57,085 for the three months ended September 30, 2022 from $0 for the three months ended September 30, 2021. The increase is attributable to the additional payments made to Lind by the issuance of common stock due to a decrease in the Repayment Share Price.

Interest Expense. Interest expense increased to $336,378 for the three months ended September 30, 2022 from $55,486 for the three months ended September 30, 2021. The increase is attributable to the amortization of Lind convertible debt discount.

Net Loss. Net loss was $3,738,089 for the three months ended September 30, 2022 as compared to $161,788 for the three months ended September 30, 2021. The increase in net loss is primarily attributable to decreases in gross profit and to lower sales prices and higher cost of sales.

Nine months ended September 30, 2022 and 2021

Net Revenue. Revenue for the nine months ended September 30, 2022 increased 28.4% to $10,712,363 as compared to $8,341,984 for the nine months ended September 30, 2021 as a result of sales of our new TOBC and soft-shell crab operations.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2022 increased to $11,431,331 as compared to $6,799,063 for the nine months ended September 30, 2021. This increase is attributable to price increases of our products and an inventory adjustment.

Gross Profit (Loss). Gross (loss) for the nine months ended September 30, 2022 increased to $718,968 as compared to gross profit of $1,542,921 in the nine months ended September 30, 2021. This increase in losses is attributable to higher market prices at the time of purchase and higher cost of goods sold including an inventory adjustment.

Commissions Expense. Commissions expense decreased to $24,051 for the nine months ended September 30, 2022 from $42,332 for the nine months ended September 30, 2021. This decrease was due to lower commissionable revenues for the nine months ended September 30, 2022.

Salaries and Wages Expense. Salaries and wages expense increased to $1,498,703 for the nine months ended September 30, 2022 as compared to $1,028,900 for the nine months ended September 30, 2021. This increase is mainly attributable to the acquisition of TOBC and soft-shell crab operations.

Depreciation and Amortization. Depreciation and amortization expense increased to $426,364 for the nine months ended September 30, 2022 as compared to $243,189 for the nine months ended September 30, 2021. The increase is attributable to higher depreciation due to the acquisition of TOBC and soft-shell crab operations.

Impairment Loss. Impairment loss increased to $748,997 for the nine months ended September 30, 2022 as compared to $0 for the nine months ended September 30, 2021. This increase is attributable to the impairment recognized on TOBC for the nine months ended September 30, 2022.

Other Operating Expense. Other operating expense increased to $1,930,753 for the nine months ended September 30, 2022 from $1,531,807 for the nine months ended September 30, 2021. This increase is mainly attributable to legal and professional fees and stock compensation expense associated with the acquisition of the soft-shell crab operations.

Other Income. Other income decreased for the nine months ended September 30, 2022 to $68,899 from $491,045 for the nine months ended September 30, 2021. This decrease is mainly attributable to the payroll protection program loan forgiveness granted in 2021.

Loss on Settlement of Debt. Loss on settlement of debt increased to $57,085 for the nine months ended September 30, 2022 from $0 for the nine months ended September 30, 2021. The increase is attributable to the additional payments made to Lind by the issuance of common stock due to a decrease in the Repayment Share Price.

Interest Expense. Interest expense increased to $893,146 for the nine months ended September 30, 2022 from $264,757 for the nine months ended September 30, 2021. This increase is attributable to the amortization of Lind convertible debt discount.

Net Loss. Net loss was $6,229,168 for the nine months ended September 30, 2022 as compared to $1,077,019 for the nine months ended September 30, 2021. This increase in net loss is primarily attributable to increases in salaries and wages, decreases in gross profit and other expenses in connection with the acquisition of the soft-shell crab operations and amortization of Lind convertible debt discount.

Liquidity and Capital Resources

The Company had cash of $238,183 as of September 30, 2022. At September 30, 2022, the Company had a working capital surplus of $562,756, including $893,000 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $6,118,720 and accounts receivable of $772,187.

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

Cash (Used in) Operating Activities. Cash used in operating activities during the nine months ended September 30, 2022 was $4,095,243 as compared to cash used in operating activities of $1,005,549 for the nine months ended September 30, 2021. The increase is attributable to the increase in inventory of $4,514,191 netted against the decreases in deferred income of $51,359, accounts receivable netted against other current assets of $2,106,250 and payables netted against other current liabilities of $1,600,363 for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021.

Cash (Used in) Investing Activities. Cash used in investing activities for the nine months ended September 30, 2022 was $549,337 as compared to cash used in investing activities of $841,643 for the nine months ended September 30, 2021. The decrease was mainly attributable to the acquisition of the soft-shell crab operation for the nine months ended September 30, 2022 netted against the TOBC acquisition completed during the nine months ended September 30, 2021.

Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2022 was $3,732,734 as compared to cash provided by financing activities of $1,666,141 for the nine months ended September 30, 2021. The increase is mainly attributable to convertible debt net proceeds of $4,762,855.

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”) pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers. As of September 30, 2022, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the months of July, August, and September 2022. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents with the Borrowers.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 on March, April and May 2021 and paid an additional facility fee of $25,000 on March 31, 2022, which will continue to be required on each anniversary of March 31, 2021. In an effort to increase imports to meet customer demand, on January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance. On July 29, 2022, the loan and security agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of September 30, 2022, the interest rate was 14.0% which includes a default rate of 3%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The outstanding balance owed to Lighthouse as of September 30, 2022 was $1,862,301.

John Keeler Promissory Notes – Subordinated

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of September 30, 2022, approximately $893,000 of principal remains outstanding and approximately $41,700 of interest was paid under the notes during the nine months ended September 30, 2022. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $67,000 during the nine months ended September 30, 2022.

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

On November 5, 2021, in connection with the Offering, the Company issued a warrant to purchase an aggregate of 56,000 shares of common stock at an exercise price of $5.00 per share to Newbridge. Such warrant expires on November 11, 2024.

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

During the quarter ended September 30, 2022, the Company made principal payments on the note totaling $999,999 through the issuance of an aggregate of 444,444 shares of common stock and cash payments of $609,307 pursuant to the terms of the note.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On August 1, 2022, the Company issued 4,615 shares of common stock to the designee of Clear Think Capital for consulting services provided to the Company.

On August 25, 2022, the Company issued 222,222 shares of common stock to Lind as partial payment of a convertible promissory note.

On September 1, 2022, the Company issued 5,217 shares of common stock to the designee of Clear Think Capital for consulting services provided to the Company.

On September 26, 2022, the Company issued 222,222 shares of common stock to Lind as partial payment of a convertible promissory note

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

BLUE STAR FOODS CORP.

Dated: November 14, 2022	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

