Form 10-K
period 2022-12-31
Blue Star Foods Corp.
filed 2023-04-17
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-40991

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,336,864.

As of April 17, 2023, there were 43,824,177 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”) and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) and Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”).

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

Coastal Pride Acquisition

On November 26, 2019, Keeler & Co., Inc. (the “Purchaser”) entered into an Agreement and Plan of Merger and Reorganization (the “Coastal Merger Agreement”) with Coastal Pride Company, Inc., a South Carolina corporation, Coastal Pride Seafood, LLC, a Florida limited liability company and newly-formed, wholly-owned subsidiary of Keeler & Co. (the “Acquisition Subsidiary” and, upon the effective date of the Coastal Merger, the “Surviving Company), and The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03 (the “Trust”), Walter F. Lubkin III (“Lubkin III”), Tracy Lubkin Greco (“Greco”) and John C. Lubkin (“Lubkin”), constituting all of the shareholders of Coastal Pride Company, Inc. immediately prior to the Coastal Merger (collectively, the “Coastal Sellers”). Pursuant to the terms of the Coastal Merger Agreement, Coastal Pride Company, Inc. merged with and into the Acquisition Subsidiary, with the Acquisition Subsidiary being the surviving company (the “Coastal Merger”).

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

The Notes are subject to a right of offset against the Coastal Sellers’ indemnification obligations as described in the Coastal Merger Agreement and are subordinate and subject to prior payment of all indebtedness of John Keeler under the Loan Agreement with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”).

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

At the effective time of the Coastal Merger, the Coastal Sellers entered into leak-out agreements (each, a “Leak-Out Agreement”) pursuant to which the Coastal Sellers and Walter Jr. may not directly or indirectly pledge, sell, or transfer any of the Consideration Shares or Conversion Shares, or enter into any swap or other arrangement that transfers any of the economic consequences of ownership of any such shares for one year from the date of the Coastal Merger. Thereafter, each Seller and Walter Jr. may transfer up to 25% of the aggregate of the Consideration Shares and the Conversion Shares held by such person, in each successive six-month period.

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

Taste of BC Aquafarms Acquisition

On April 27, 2021, we entered into a stock purchase agreement (the “SPA”) with TOBC, and Steve Atkinson and Janet Atkinson (the “TOBC Sellers”), the owners of all of the capital stock of TOBC (the “TOBC Shares”) pursuant to which we acquired all of the TOBC Shares from the TOBC Sellers for an aggregate purchase price of CAD$4,000,000, subject to adjustment based upon the amount of TOBC’s working capital on the closing date (the “Purchase Price”) as follows: (i) CAD$1,000,000 in cash, pro rata with each TOBC Seller’s ownership of TOBC (ii) by the issuance to each TOBC Seller of a non-interest bearing promissory note in the aggregate principal amount of CAD$200,000, with a maturity date of November 30, 2021, with the principal amount of each note to be pro rata with each TOBC Seller’s ownership of TOBC, and secured by a Company guarantee and a general security agreement creating a security interest over certain assets of the Company, and (iii) 987,741 shares of common stock, (representing CAD$2,800,000 of shares based on USD$2.30 per share) with each TOBC Seller receiving a pro rata portion of such shares based upon the total number of TOBC shares held by such TOBC Seller.

On June 24, 2021, the SPA was amended to increase the purchase price to an aggregate of CAD$5,000,000 and the TOBC acquisition closed. Pursuant to the amendment, on August 3, 2021, an aggregate of 344,957 shares of common stock (representing CAD$1,000,000 of additional shares calculated at USD$2.30 per share) was put in escrow until the 24-month anniversary of the closing. If, within 24 months of the closing, TOBC has cumulative revenue of at least CAD$1,300,000, the TOBC Sellers will receive all of the escrowed shares. If, as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the TOBC Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

In addition to the foregoing consideration, at the time of the closing, the Company provided CAD$488,334 to TOBC for the extinguishment of certain of TOBC’s existing debt.

The shares of common stock received by the TOBC Sellers are subject to a leak-out restriction commencing on the date of issuance, as follows: (i) up to 25% may be sold after 12 months; (ii) up to 50% may be sold after 18 months; (iii) up to 75% may be sold after 24 months; and (iv) up to 100% may be sold after 30 months.

The TOBC Seller’s non-interest-bearing promissory notes were paid in full at maturity.

In connection with the TOBC acquisition, the TOBC Sellers entered into four-year confidentiality, non-competition and non-solicitation agreements with the Company.

Gault Seafood Asset Acquisition

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company ( “Gault Seafood”), and Robert J. Gault II, President of the Seller (“Gault”) pursuant to which Coastal Pride acquired all of Gault Seafood’s right, title and interest in and to assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the soft-shell crab operations. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250.

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

Business Overview

We are an international seafood company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import is processed in 13 plants throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

Strategy

Our long-term strategy is to create a vertically integrated seafood company that offers customers high quality products while maintaining a focus on our core values of delivering food safety, traceability and certified resource sustainability.

We plan to grow the Company organically by continuing to increase our customer base and by introducing new high-value product lines and categories, as well as strategically acquiring companies that focus on additional species and proprietary technologies that we believe we can integrate into a larger, diversified company.

Operating Companies

We operate through the following subsidiary companies:

Keeler & Co., doing business as Blue Star Foods, is an international seafood company that imports, packages and sells refrigerated pasteurized crab meat sourced primarily from Southeast Asia and other premium seafood products.

Keeler & Co. purchases the majority of our crab product (Portunus Pelagicus and Portunus Haanii) from processors which source the crab meat from local fishermen in Indonesia, the Philippines, Thailand, Vietnam, Sri Lanka and India, to whom we pay a premium in order to outfit their boats with a proprietary GPS-based system. This system allows us to trace where the crab product originates and ensure that only mature crabs are being harvested by the use of collapsible traps and not gill nets.

The crab meat is purchased directly from processors with whom we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s U.S Food & Drug Administration (“FDA”) approved Hazard Analysis Critical Control Point (“HACCP”) Plan. Additionally, all suppliers are certified by the British Retail Consortium (the “BRC”) and are audited annually to ensure safety and quality of our product.

The imported crab meat is processed in six out of the ten plants available throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

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

It has three premium branded label products, First Choice, Good Stuff and Coastal Pride Fresh.

TOBC is a land-based recirculating aquaculture system (“RAS”) farming operation located in Nanaimo, British Columbia, Canada with an annual production capacity of approximately 100 tons. It produces steelhead salmon and rainbow trout fingerlings under the brand name Little Cedar Farms for distribution in Canada.

TOBC’s RAS facility has been operated as a model farm for the development of salmon RAS technology. We currently intend to refine this model farm into a 150-ton standardized module that will be replicated in the development of future farms. The next facility we hope to build, subject to sufficient resources, will have 10 such modules, for a total production capacity of 1,500 tons.

The current RAS facility is in an insulated, bio-secure structure in which culture conditions are controlled. The primary RAS system is composed of thirteen culture tanks, a drum filter, a fluidized sand bed biofilter and a low head oxygenator and employs an efficient gravity fed low head arrangement which reduces energy use as compared to other RAS designs. Additionally, there are two independent partial reuse finishing tank systems.

Weekly harvests of approximately two tons of salmon are stunned and bled at the farm and then processed as fresh iced head on gutted (“HOG”) fish at a Canadian Food Inspection Agency approved processing facility. Currently, TOBC sells its salmon mainly to two wholesale seafood distributors in Canada.

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

We believe that the faster life cycle from birth to harvesting of our salmon, as compared to conventional salmon, allows it to be produced more economically in contained, land-based RAS farms. Although RAS farms require greater capital investment than the sea cage approach, we believe that the higher costs are offset by more efficient growth and a shorter transportation distance to market.

Branded Products

We distribute our imported blue and red swimming crabmeat in the United States under the brand names Blue Star, Pacifika, Oceanica, Crab & Go Premium Seafood, First Choice, Good Stuff and Coastal Pride Fresh and steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Falls.

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

Coastal Pride Fresh is packed with Callinectes Sapidus from Venezuela and the United States.

Steelhead salmon and rainbow trout fingerlings are produced by TOBC under the Little Cedar Falls brand. The fish are sashimi grade and only sold as a fresh item, usually reaching end users within days of harvest.

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

Eco-Friendly Packaging. Another major point of differentiation from our competitors is our use of sustainable and ethical packaging. Our green pouches for Eco-Fresh crab meat are patented in the United States, Europe, Thailand, the Philippines and Indonesia under patent Nos.1526091 B1 and US Patents 8,337,922 and 8,445,046. We believe since their introduction in 2003, these pouches have saved in excess of a million metric tons of carbon dioxide emissions versus metal can packaging material.

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

Changes in Population Growth and Global Seafood Consumption:

The United Nations latest projections suggest that the global population could grow to around 8.5 billion in 2030, 9.7 billion in 2050 and 10.4 billion in 2100(1).

As the population has grown, so has per capita fish consumption. Per capita food fish consumption grew from 9.0 kg (live weight equivalent) in the 1960s to 20.2 kg in 2020, at an average annual rate of 3% compared with a population growth rate of 1.6%(2).

Rising incomes and urbanization, improvements in post-harvest practices and changes in dietary trends are projected to drive a 15% increase in aquatic food consumption, to supply on average 21.4 kg per capita in 2030(3).

Aquaculture Has Developed as a Major Source to Meet Global Seafood Demand:

In 2020, fisheries and aquaculture production reached an all-time record of 214 million tons, worth about $424 billion. Production of aquatic animals in 2020 was more than 60% higher than the average in the 1990s, considerably outpacing world population growth, largely due to increasing aquaculture production(4).

Total production of aquatic animals is expected to reach 202 million tons in 2030, mainly due to sustained growth of aquaculture, projected to reach 100 million tons for the first time in 2027 and 106 million tons in 2030(5).

We believe that the growth in consumption drives the increased growth of aquaculture and the need for recirculatory aquatic systems.

(1) United Nations – Department of Economic and Social Affairs – World Population Prospects (2022)

(2)(3)(4)(5) Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – 2022.

Suppliers

We purchase crab meat directly from six processors with which we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved HACCP Plan. Additionally, all suppliers are certified grade A by the BRC and are audited annually to ensure safety and quality.

The Company had five major suppliers located in the United States, Indonesia, Vietnam and China which accounted for approximately 76% of the Company’s total purchases during the year ended December 31, 2022. The Company’s largest supplier is located in Indonesia and accounted for 29% of the Company’s total purchases in the year ended December 31, 2022.

Sales, Marketing and Distribution

The Company’s products are sold in the United States and Canada. Its primary current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, Lubkin’s Coastal Pride, First Choice, Good Stuff, Coastal Pride Fresh and TOBC steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Falls.

The Company stores its crab meat inventory at a third-party facility in Miami, Florida and distribution takes place from this facility.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry throughout the United States. We sell our crab meat to our customers through purchase orders. For the year ended December 31, 2022, sales to food distributors and retail and wholesale clubs accounted for 59% of our revenue. The balance of our revenue is derived from smaller seafood distributors and value-added processors.

The Company had nine customers which accounted for approximately 59% of revenue during the year ended December 31, 2022. One customer accounted for 36% of revenue during the year ended December 31, 2022. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

It is our standard practice to require our employees to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

Borrowings under our loan and security agreement with Lighthouse are secured by substantially all of our personal property, including our intellectual property.

The following is a list of our patents:

Title	Country	Patent No. OR Publication No	Issue Date	Application No.	Application Date
POUCH-PACKAGED CRABMEAT PRODUCT AND METHOD	US	2015/0257426 A1		14/205,742	3/12/2014
METHOD FOR PACKAGING CRABMEAT	US	8445046 B2	5/21/2013	13/681,027	11/19/2012
METHOD FOR PACKAGING CRABMEAT	US	8337922 B2	12/25/2012	10/691,480	10/21/2003
METHOD FOR PACKAGING CRABMEAT	EPC	1526091 B1			10/21/2004
	TH	28,256
	PH	1-2005-000216
	ID	20261

Our patents expire 20 years from the date of issuance which range from year 2007 to 2015.

The following is a list of our registered trademarks and trademarks for which we have filed applications.

Mark	Registration No	Registration Date	Application No.	Application Date
AMERICA’S FAVORITE CRABMEAT	2961590	6/7/05	78344059	12/22/03
ECO-FRESH	4525998	5/6/14	77922376	1/28/10
	3858522	10/5/10	77885209	12/3/09
	3818057	7/13/10	77885203	12/3/09
OCEANICA	3711200	11/17/09	77595180	10/17/08
	2419060	1/9/01	75855876	11/19/19
Lubkin’s Coastal Pride	2879531	8/31/04	78289067	8/19/03
Lubkin’s Good Stuff	N/A	N/A	87919629	5/14/18
Lubkin’s First Choice	H/A	N/A	88645685	10/8/19

Canadian Intellectual Property Office registered trademarks:

Little Cedar Falls – Registration #1766337- Expiration: June 20, 2032

Taste of BC – Registration #1561871 - Expiration: January 31, 2034

Government Regulation

Our third-party distribution facilities and our international suppliers are certified in accordance with the HACCP, standards for exporting aquatic products to the United States. The HACCP standards are developed by the FDA, pursuant to the FDA’s HACCP regulation, Title 21, Code of Federal Regulations, part 123, and are used by the FDA to help ensure food safety and control sanitary standards.

Food Safety and Labeling

We are subject to extensive regulation, including, among other things, the Food, Drug and Cosmetic Act, as amended by the Food Safety Modernization Act (“FSMA”), the Public Health Security and Bioterrorism Preparedness and Response Act of 2002, and the rules and regulations promulgated thereunder by the FDA. The FSMA was enacted in order to aid the effective prevention of food safety issues in the food supply. This comprehensive and evolving regulatory program impacts how food is grown, packed, processed, shipped and imported into the United States and it governs compliance with Good Manufacturing Practices regulations. The FDA has finalized seven major rules to implement FSMA, recognizing that ensuring the safety of the food supply is a shared responsibility among many different points in the global supply chain. The FSMA rules are designed to make clear specific actions that must be taken at each of these points to prevent contamination. Some aspects of these laws use a strict liability standard for imposing sanctions on corporate behavior. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls, or seizures, and criminal sanctions, any of which could impact our results of operations.

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

TOBC

TOBC’s aquafarms facility in Nanaimo, British Columbia, Canada with an annual production capacity of approximately 100 tons are licensed under the Canadian Department of Fisheries and Oceans. Harvests of steelhead salmon and rainbow trout fingerlings are processed as iced HOG fish locally at a Canadian Food Inspection Agency approved processing facility.

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

Employees

As of April 17, 2023, we had thirty-five full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

On January 24, 2022, we entered into a securities purchase agreement with Lind pursuant to which we issued to Lind a senior secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000. Simultaneously, we entered into a security agreement with Lind pursuant to which Lind was granted a first priority security interest and lien on all of the assets of the Company including a pledge on its shares in Keeler & Co., its wholly-owned subsidiary, pursuant to stock pledge agreement with Lind, dated January 24, 2022. Each subsidiary of the Company also granted a second priority security interest in all of its respective assets. As a result, if we default on our obligations under the note, Lind could foreclose on their security interest and liquidate or take possession of some or all of the assets of the Company and its subsidiaries, which would harm our business, financial condition and results of operations and could require us to curtail, or even to cease our operations.

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

Our business plans depend on our ability to increase our production capacity through the development of larger farms. We have limited experience constructing, ramping up, and managing such large, commercial-scale facilities, and we may not have anticipated all of the factors or costs that could affect our production, harvest, sale, and delivery of salmon at such a scale. Our salmon may not perform as expected when raised at very large commercial scale, we may encounter operational challenges, control deficiencies may surface, our vendors may experience capacity constraints, or our production cost and timeline projections may prove to be inaccurate. Any of these could decrease process efficiency, create delays, and increase our costs. We are also subject to volatility in market demand and prices, such as the disruption of the salmon market including reduction in market prices for salmon.

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

The report from our independent registered public accounting firm for the year ended December 31, 2022 includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

We may consider raising additional capital in the future to expand our business, to pursue strategic investments, to take advantage of financing opportunities or for other reasons, including to:

●	increase our sales and marketing efforts and address competitive developments;

●	provide for supply and inventory costs;

●	fund development and marketing efforts of any future products or additional features to then-current products;

●	acquire, license or invest in new technologies;

●	acquire or invest in complementary businesses or assets; and

●	finance capital expenditures and general and administrative expenses

Our present and future funding requirements will depend on many factors, including:

●	our ability to achieve revenue growth and improve gross margins;

●	the cost of expanding our operations and offerings, including our sales and marketing efforts;

●	the effect of competing market developments; and

●	costs related to international expansion.

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

Management may have broad discretion as to the use of the proceeds from offerings of its securities and may not use the proceeds effectively.

Because the Company may not designate the amount of net proceeds from offerings to be used for any particular purpose, management may have broad discretion as to the application of the net proceeds and could use them for purposes other than those contemplated at the time of such offering. Management may use net proceeds for corporate purposes that may not improve the Company’s financial condition or market value.

If we fail to comply with the NASDAQ Capital Market listing requirements, we will be subject to potential delisting from the NASDAQ Capital Market.

Our common stock has been approved for listing on NASDAQ under the symbol “BSFC.” However, if we fail to comply with NASDAQ’s rules for continued listing, including, without limitation, minimum market capitalization and other requirements, NASDAQ may take steps to delist our shares. Failure to maintain our listing, or de-listing from NASDAQ, would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange. Additionally, our loan or other agreements, may contain covenants to maintain the listing of our common stock on NASDAQ. Accordingly, failure to maintain such listing may constitute a default under such agreements.

We are not in compliance with The NASDAQ Capital Market $1.00 minimum bid price requirement and failure to maintain compliance with this standard could result in delisting and adversely affect the market price and liquidity of our common stock.

Our common stock is currently traded on the Nasdaq Capital Market under the symbol “BSFC.” If we fail to meet any of the continued listing standards of NASDAQ, our common stock will be delisted. These continued listing standards include specifically enumerated criteria, such as a $1.00 minimum closing bid price.

On November 17, 2022, we received a letter from NASDAQ advising that the Company did not meet the minimum $1.00 per share bid price requirement for continued inclusion on NASDAQ pursuant to NASDAQ Marketplace Listing Rule 5550(a)(2). We initially have a period of 180 calendar days, or until May 16, 2023, to regain compliance. If at any time before May 16, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the minimum bid requirement. If we do not regain compliance with the minimum bid requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

In order to satisfy this requirement, the Company intends to continue actively monitoring the bid price for its common stock between now and May 16, 2023 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement, including seeking approval from stockholders of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-50, with the exact ratio to be determined by its Board of Directors,. While we intend to regain compliance with the minimum bid price rule, there can be no assurance that we will be able to do so, by approval of a reverse stock split or otherwise or to maintain continued compliance with this rule or the other listing requirements of NASDAQ. If we are unable to meet these requirements, we would receive another delisting notice from NASDAQ for failure to comply with one or more of the continued listing requirements. If our common stock were to be delisted from NASDAQ, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and may impact purchases or sales of our securities.

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

If our operating results for a particular period fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that comparisons of our financial results from various reporting periods are not necessarily meaningful and should not be relied upon as an indication of our future performance

Our executive officers and directors own a significant percentage of our common stock and will be able to exercise significant influence over matters subject to stockholder approval.

As of the date of this filing, our executive officers and directors, together with their respective affiliates, owned approximately 37% of our common stock, including shares subject to outstanding options that are exercisable within 60 days after such date. Accordingly, these stockholders will be able to exert a significant degree of influence over our affairs and matters requiring stockholder approval, including the election of our board of directors and approval of significant corporate transactions. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the fair market value of our common stock.

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

Historically, the SEC has taken the position that Rule 144 under the Securities Act is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position in its amendments effective on February 15, 2008, which applies to securities acquired both before and after that date by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers that have been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

●	the issuer of the securities that was formerly a shell company has ceased to be a shell company;

●	the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

●	the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

●	at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

The full impact of the COVID-19 outbreak continues to evolve and management continues to monitor the situation. The Company recognized impairment losses on goodwill and long-lived assets for Coastal Pride and TOBC due to the lower forecasted revenues and gross losses recognized in the year ended December 31, 2022 as a result of the effect of the COVID-19 pandemic on the Company’s business. Additionally, the continued effect of COVID-19 and uncertain market conditions may limit the Company’s ability to access capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 2. PROPERTIES

The Company’s executive offices and warehouse facility are based in Miami, Florida. We leased approximately 16,800 square feet of office/warehouse space for our executive offices and distribution facility for $16,916 per month from John Keeler Real Estate Holding, Inc. (“Keeler Real Estate”), a corporation owned by each trust for each of John Keeler III, Andrea Keeler and Sarah Keeler, each of whom is a child of our Executive Chairman, John Keeler. On December 31, 2020, this facility was sold to an unrelated third-party purchaser and the lease was terminated. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $63,800 to date under this lease. We currently believe these spaces will be adequate for our immediate and near-term needs.

Coastal Pride leases an aggregate of 1,106 square feet of office space in Beaufort, South Carolina under two leases that expire in 2024 and 9,050 square feet from Gault under a one-year lease that expires in February 2023 where Coastal Pride operates a RAS soft-shell crab operation in Beaufort, South Carolina for $1,000 per month until a new facility is completed. On February 3, 2023, the lease with Gault was renewed for $1,500 per month until February 2024.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners, under a lease that expired December 1, 2021. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes and paid CAD$23,310 for rent for the year ended December 31, 2022, and an additional five-year lease with Kathryn Atkinson, spouse of TOBC’s President, for CAD$2,370 per month plus taxes and paid CAD$21,330 for rent for the year ended December 31, 2022. Both leases are renewable for two additional five-year terms.

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

The last reported sales price of our common stock on the NASDAQ Capital Market on April 14, 2023 was $0.13.

Holders

As of April 14, 2023, the Company had 78 stockholders of record.

Lock-up Agreements

In connection with the Merger, holders of 15,750,000 shares of common stock were prohibited, subject to certain exceptions, from disposing of or hedging any shares of common stock or securities convertible or exercisable for shares of common stock during an 18-month period for Restricted Holders and 12-month period for Pre-Merger Holders, after the Merger in excess of 50% of all of the common stock held by (or issuable to) them and at a price below $2.20 per share. Thereafter, neither Restricted Holders or Pre-Merger Holders may sell, dispose or otherwise transfer more than one-third of the common stock held by such Holder in any two-month period.

In addition, in connection with the Underwriting Agreement entered into with Newbridge Securities Corporation (“Newbridge”), each director, executive officer, and beneficial owners of over 10% of the Company’s common stock (for a period of 180 days after the date of the final prospectus relating to the firm commitment underwritten public offering), have agreed, subject to customary exceptions, not to sell, transfer or otherwise dispose of securities of the Company, without the prior written consent of Newbridge.

In connection with an underwriting agreement entered into with Aegis Capital Corp. (“Aegis”) on February 10, 2023, each director, executive officer and beneficial owner of over 10% of the Company’s shares of outstanding common stock have agreed for 90 days from February 14, 2023, subject to certain exceptions, not to directly or indirectly offer, sell, or otherwise transfer or dispose of, directly or indirectly, any shares of the Company or any securities convertible into or exercisable or exchangeable for the shares of the Company. In addition, the Company has agreed, for a period of ninety days from February 14, 2023, that it will not, without Aegis’ prior written consent, (a) offer, sell, issue, or otherwise transfer or dispose of, directly or indirectly, any equity of the Company or any securities convertible into or exercisable or exchangeable for equity of the Company; (b) file or caused to be filed any registration statement with the SEC relating to the offering of any equity of the Company or any securities convertible into or exercisable or exchangeable for equity of the Company; or (c) enter into any agreement or announce the intention to effect any of the actions described in subsections (a) or (b) hereof, subject to certain exceptions in the underwriting agreement.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,461,511	(1)	2.00	3,575,000
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a ten-year option to purchase 3,120,000 shares of common stock at an exercise price of $2.00 per share granted to Christopher Constable, the Company’s former chief financial officer and director (ii) ten-year options to purchase an aggregate of 601,250 shares of common stock at an exercise price of $2.00 per share to certain employees, (iii) ten-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $2.00 per share to certain contractors under the 2018 Plan; (iv) three-year options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00 per share to the Company’s directors; (v) three-year options to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00 per share to Silvia Alana, the Company’s Chief Financial Officer (vi) five-year options to purchase an aggregate of 175,000 shares of common stock at an exercise price of $2.00 per share to the Company’s directors; (vii) three-year options to purchase an aggregate of 27,552 shares of common stock at an exercise price of $0.86 per share to an employee; and (viii) three-year options to purchase an aggregate of 5,696 shares of common stock at an exercise price of $0.79 per share to an employee.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 1, 2022, November 1, 2022 and December 1, 2022, the Company issued 9,524 shares, 6,593 shares and 9,231 shares of common stock, respectively, to a designee of Clear Think Capital for consulting services provided to the Company.

On November 22, 2022, the Company granted an employee a three-year option to purchase 5,696 shares of common stock at an exercise price of $0.79 which vests in equal monthly installments during the term of the option.

On December 31, 2022, the Company issued 62,500 shares of common stock to each of Nubar Herian and John Keeler, 100,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, 43,403 shares of common stock to each of Juan Carlos Dalto and Silvia Alana and 143,750 shares of common stock to Jeffrey Guzy, for serving as directors of the Company.

On December 31, 2022, the Company issued an aggregate of 440,572 shares of common stock to Walter Lubkin Jr., Walter Lubkin III, Tracy Greco and John Lubkin in lieu of $176,228 of outstanding principal and interest under promissory notes issued to them by the Company in connection with the Coastal Pride acquisition.

On January 1, 2023, February 1, 2023, March 1, 2023 and April 1, 2023, the Company issued 15,000 shares, 11,538 shares, 39,216 shares and 47,244 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

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

Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import is processed in six out of the ten plants available throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

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

Recent Developments

NASDAQ Notice Letter

The Company received a notice letter (the “Notice”) from The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The NASDAQ Capital Market (the “Minimum Bid Requirement”). The Notice has no immediate effect on the continued listing status of the Company’s common stock on The NASDAQ Capital Market, and, therefore, the Company’s listing remains fully effective. The Company has until May 16, 2023, to regain compliance. If the Company does not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the Minimum Bid Requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. The Company will continue to actively monitor the closing bid price of its common stock and will seek to regain compliance with all applicable NASDAQ requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by NASDAQ, NASDAQ will provide notice that the Company’s common stock will be subject to delisting. The Company would then be entitled to appeal that determination to a NASDAQ hearings panel.

The Company is currently seeking approval from stockholders of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-50, with the exact ratio to be determined by its Board of Directors. There can be no assurance that such approval will be obtained.

Shelf Registration Statement

The Company filed a registration statement on Form S-3 which was declared effective by the SEC on December 6, 2022 containing a prospectus registering the offering, issuance and sale of up to $25,000,000 of common stock, preferred stock, debt securities, warrants, subscription rights and/or units and a sales agreement prospectus covering the offering, issuance and sale of up to $3,000,000 of common stock that may be issued and sold in an “at the market” offering pursuant to a sales agreement between the Company and Roth Capital Partners, LLC, as placement agent (“Roth”). The Company sold an aggregate of 474,106 shares in the offering for net proceeds of $182,982 and 151,284 shares were repurchased from Roth for $76,463. The offering was terminated on February 2, 2023.

Offering

On February 10, 2023, the Company entered into an underwriting agreement with Aegis, pursuant to which the Company agreed to sell to Aegis, in a firm commitment public offering, (i) 8,200,000 shares of common stock for a public offering price of $0.20 per share and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase 800,000 shares of common stock (the “Warrant Shares”), for a public offering price of $0.199 per Pre-funded Warrant to those purchasers whose purchase of common stock in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. The Company also granted Aegis an over-allotment option to purchase up to 1,250,000 shares of common stock. The Pre-funded Warrants have an exercise price of $0.001 per share. The Pre-funded Warrants were issued in registered form under a warrant agent agreement between the Company and VStock Transfer, LLC as the warrant agent.

The offering closed on February 14, 2023 with gross proceeds to the Company of approximately $1.8 million, before deducting underwriting discounts and other estimated expenses payable by the Company. The offering consisted of 9,000,000 shares of common stock and Pre-funded Warrants to purchase common stock at an exercise price of $0.20 per share (or $0.199 per Pre-funded Warrant after reducing $0.001 attributable to the exercise price of the Pre-funded Warrants) and was made pursuant to an effective shelf registration statement on Form S-3 (No. 333-268564) previously filed with the SEC on November 25, 2022 and declared effective by the SEC on December 6, 2022, as supplemented by a preliminary prospectus supplement dated February 9, 2023 and filed with the SEC on February 9, 2023 and a final prospectus supplement dated February 10, 2023.

Supply Agreement

On January 28, 2023, the Company entered into a one-year supply agreement with Just Food For Dogs, LLC, a California limited liability company (“JFFD”), and manufacturer of dog food and related products, for the purchase of certain seafood products from the Company. Under the agreement, JFFD will provide quarterly forecasts of its supply requirements to be filled by the Company. There is no minimum order requirement and JFFD can cancel the agreement at any time upon notice to the Company. JFFD is also entitled to most favored pricing. The agreement will automatically renew for one-year terms unless terminated by either party within 45 days of the end of the then current term.

Results of Operations

The audited financial statements included in this Annual Report for the year ended December 31, 2022 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Net Sales. Revenue for the year ended December 31, 2022 increased 28.0% to $12,767,145 as compared to $9,973,264 for the year ended December 31, 2021 as a result of an increase in poundage sold during the year ended December 31, 2022.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2022 increased to $13,419,133 as compared to $7,979,830 for the year ended December 31, 2021. This increase is attributable to price increases in inventory affecting its related cost of goods.

Gross (Loss) Profit. Gross loss for the year ended December 31, 2022 is $651,988 as compared to gross profit of $1,993,434 for the year ended December 31, 2021. This increase is attributable to higher cost of goods sold compared to the cost of goods sold in the year ended December 31, 2021.

Gross (Loss) Profit Margin. Gross loss margin for the year ended December 31, 2022 is 5.1% as compared to gross profit margin of 20.0% for the year ended December 31, 2021. This decrease is attributable to sales price decreases of our product and higher cost of inventory purchased.

Commissions Expenses. Commissions expenses decreased to $24,482 for the year ended December 31, 2022 from $42,332 for the year ended December 31, 2021. The decrease is attributable to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages increased to $2,032,457 for the year ended December 31, 2022 as compared to $1,827,607 for the year ended December 31, 2021. This increase is primarily attributable to the full year of salaries for TOBC and new employees.

Depreciation and Amortization. Depreciation and amortization expense increased to $584,386 for the year ended December 31, 2022 as compared to $384,963 for the year ended December 31, 2021. The increase is attributable to higher depreciation and amortization due to the acquisition of TOBC and soft-shell crab operations.

Impairment Loss. Impairment loss increased to $5,797,906 for the year ended December 31, 2022 as compared to $374,300 for the year ended December 31, 2021. This increase is attributable to the impairments recognized on TOBC and Coastal Pride for goodwill and long-lived assets.

Other Operating Expense. Other operating expenses increased 17.5% to $2,522,764 for the year ended December 31, 2022 as compared to $2,147,873 for the year ended December 31, 2021. This increase is primarily attributable to legal and professional fees and stock compensation expense associated with the acquisition of the soft-shell crab operations.

Other Income. Other income decreased to $154,196 for the year ended December 31, 2022 from $498,791 for the year ended December 31, 2021. This decrease is primarily attributable to the payroll protection program loan forgiveness granted in 2021.

Loss on Conversion of Debt. Loss on conversion of debt increased to $57,085 for the year ended December 31, 2022 from $0 for the year ended December 31, 2021. This increase is attributable to the additional payments made to Lind by the issuance of common stock due to a decrease in the Repayment Share Price.

Interest Expense. Interest expense increased to $1,678,097 for the year ended December 31, 2022 as compared to $320,524 for the year ended December 31, 2021. This increase is attributable to the amortization of the Lind convertible debt discount.

Net Loss. The Company had a net loss of $13,194,969 for the year ended December 31, 2022 as compared to a net loss of $2,605,374 for the year ended December 31, 2021. The increase in net loss is primarily attributable to an increase in salaries and wages, increases in depreciation and amortization, recognition of impairment losses for TOBC and Coastal Pride and other expenses in connection with the acquisition of the soft-shell crab operations and amortization of the Lind convertible debt discount.

Liquidity and Capital Resources

The Company had cash of $9,262 as of December 31, 2022. At December 31, 2022, the Company had a working capital deficit of $3,013,281, including $893,000 in stockholder loans that were subordinated to its working capital line of credit, as compared to a working capital surplus of $2,839,477 at December 31, 2021, including $960,000 in stockholder loans. The Company’s primary sources of liquidity consisted of inventory of $4,808,152 and accounts receivable of $813,416 at December 31, 2022. The decrease in working capital was due primarily to an increase of inventory of $2,688,711 netted against decreases in accounts receivable of $417,765 and the increase in the maturities of long-term debt of $3,439,557.

The Company has historically financed its operations through the cash flow generated from operations, loans from stockholders and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

As of January 27, 2023, the Company issued an aggregate of 322,822 shares of common stock to Roth for the “at the market” offering pursuant to its sales agreement with Roth.

Cash (Used in) Operating Activities. Cash used in operating activities during the year ended December 31, 2022 was $3,618,811 as compared to cash used in operating activities of $4,833,029 for the year ended December 31, 2021, representing a decrease of $1,214,218. The decrease is primarily attributable to an increase in inventory of $3,431,929 netted against the decreases in deferred income of $62,336, accounts receivable netted against other current assets of $3,448,088 and increase in payables netted against other current liabilities of $356,399 for the year ended December 31, 2022.

Cash (Used in) Investing Activities. Cash used in investing activities for the year ended December 31, 2022 was $695,275 as compared to $773,410 cash used in investing activities for the year ended December 31, 2021. The decrease was attributable to the smaller acquisition of the soft-shell crab operations by Coastal Pride for the year ended December 31, 2022 compared to the TOBC acquisition in the year ended December 31, 2021.

Cash Provided by Financing Activities. Cash provided by financing activities for the year ended December 31, 2022 was $3,075,400 as compared to cash provided by financing activities of $6,480,540 for the year ended December 31, 2021. This decrease is mainly attributable to private placement offerings in 2021 compared to no such offerings in 2022.

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”). Pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers. As of December 31, 2022, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the months of July, August, September, October, November and December. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents.

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and paid an additional facility fee of $25,000 on March 31, 2022. In an effort to increase imports to meet customer demand, on January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% until July 31, 2022, 60% until August 31, 2022, 55% until September 30, 2022, at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance. On July 29, 2022, the Loan Agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of December 31, 2022, the interest rate was 15.25% which includes a default rate of 3%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay the outstanding indebtedness owed to ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. The outstanding balance owed to Lighthouse as of December 31, 2022 was $1,776,068.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of December 31, 2022, approximately $893,000 of principal remains outstanding and approximately $55,350 of interest was paid under the notes during the year ended December 31, 2022. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $67,000 during the year ended December 31, 2022.

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

During the year ended December 31, 2022, the Company made principal payments on the note totaling $1,666,666 through the issuance of an aggregate of 666,666 shares of common stock and cash payments of $1,175,973 which included $899,999 principal payments and additional payments requested by Lind pursuant to the terms of the note.

Critical Accounting Policies and Estimates

Valuation of Goodwill and Long-Lived Assets

Goodwill and long-lived assets include the cost of the acquired business in excess of the fair value of the net assets recorded in connection with an acquisition. Long-lived assets include customer relationships, non-compete agreements, trademarks and fixed assets. For goodwill, our policy is to assess for impairment at year-end or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets, we assess for impairment only if events occur that indicate that the carrying amount of an asset may not be recoverable.

Annually, we assess the recoverability of goodwill and long-lived assets by determining whether the fair values exceed the carrying values of these assets. For long-lived assets, we use the income method, which uses a forecast of the expected future net cash flows associated with each asset. These cash flows are then adjusted to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams. Our goodwill testing may be performed utilizing either a qualitative or quantitative assessment; however, if a qualitative assessment is performed and we determine that the fair value of a reporting unit is more likely than not (i.e., a likelihood of more than 50 percent) to be less than its carrying amount, a quantitative test is performed.

When using a quantitative test, we arrive at our estimates of fair value using a discounted cash flow analysis. Our assessment for impairment of goodwill and long-lived assets compared the fair value of the reporting unit to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. An annual impairment analysis for goodwill and long-lived assets was completed for Coastal Pride and TOBC due to the lower forecasted revenues and gross losses recognized in the year ended December 31, 2022 as a result of the effect of the COVID-19 pandemic on the Company’s business. Based on our year-end 2022 annual impairment analysis for goodwill and long-lived assets, we recorded an impairment loss on customer relationships, trademarks, non-compete agreements and fixed assets of $1,595,677, $1,006,185, $78,116 and $1,873,619, respectively, related to Coastal Pride and TOBC. For goodwill, the analysis concluded an impairment of $1,244,309 related to Coastal Pride and TOBC for year ended December 31, 2022.

The fair value conclusions as of December 31, 2022 are highly sensitive to changes in the assumptions used in the income approach, which include forecasted revenues, perpetual growth rates, among others, all of which require significant judgments by management.

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

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $1,598,000 and $1,182,000 as of December 31, 2022 and December 31, 2021, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. For the year ended December 31, 2022, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $743,218 which was charged to cost of goods sold.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Mexico, Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh and steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

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

Recent Accounting Pronouncements

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the earnings per share (“EPS”) guidance. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the ASU effective January 1, 2022 and applied the provisions of the ASU to the convertible note issued during the year ended December 31, 2022.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As this ASU became effective on January 1, 2023, the Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expects no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue Star Foods Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Star Foods Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

April 17, 2023

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2022	DECEMBER 31, 2021

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$9,262	$1,155,513
Accounts receivable, net	813,416	1,231,181
Inventory, net	4,808,152	2,119,441
Advances to related parties	218,525	1,422,750
Other current assets	671,933	3,702,661
Total Current Assets	6,521,288	9,631,546
RELATED PARTY LONG-TERM RECEIVABLE	435,545	455,545
FIXED ASSETS, net	120,400	1,904,403
RIGHT OF USE ASSET	197,540	71,128
INTANGIBLE ASSETS, net
Trademarks	-	1,125,074
Customer relationships	-	2,082,757
Non-compete agreements	-	104,927
Total Intangible Assets	-	3,312,758
GOODWILL	-	445,395
ADVANCES TO RELATED PARTY	1,299,984	-
OTHER ASSETS	103,720	124,634
TOTAL ASSETS	$8,678,477	$15,945,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$2,401,243	$1,794,223
Working capital line of credit	1,776,068	2,368,200
Deferred income	47,078	109,414
Current maturities of long-term debt, net of discounts	3,439,557	-
Current maturities of lease liabilities	57,329	30,583
Current maturities of related party long-term notes	100,000	475,000
Loan payable	29,413	-
Related party notes payable - subordinated	893,000	960,000
Other current liabilities	790,881	1,054,649
Total Current Liabilities	9,534,569	6,792,069
LONG-TERM LIABILITIES
Lease liability, net of current portion	139,631	40,109
Debt, net of current portion and discounts	-	31,263
Related party notes, net of current portion	250,000	175,000
TOTAL LIABILITIES	9,924,200	7,038,441
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022, and 0 shares issued and outstanding as of December 31, 2021	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 26,766,425 shares issued and outstanding as of December 31, 2022, and 24,671,318 shares issued and outstanding as of December 31, 2021	2,704	2,480
Additional paid-in capital	28,326,546	25,102,879
Accumulated other comprehensive loss	(235,853)	(54,240)
Accumulated deficit	(29,339,120)	(16,144,151)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(1,245,723)	8,906,968
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,678,477	$15,945,409

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2022	2021

REVENUE, NET	$12,767,145	$9,973,264

COST OF REVENUE	13,419,133	7,979,830

GROSS (LOSS) PROFIT	(651,988)	1,993,434

COMMISSIONS	24,482	42,332
SALARIES AND WAGES	2,032,457	1,827,607
DEPRECIATION AND AMORTIZATION	584,386	384,963
IMPAIRMENT LOSS	5,797,906	374,300
OTHER OPERATING EXPENSES	2,522,764	2,147,873

LOSS FROM OPERATIONS	(11,613,983)	(2,783,641)

OTHER INCOME	154,196	498,791
LOSS ON CONVERSION OF DEBT	(57,085)	-
INTEREST EXPENSE	(1,678,097)	(320,524)

NET LOSS	(13,194,969)	(2,605,374)

DIVIDEND ON PREFERRED STOCK	-	28,260

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(13,194,969)	$(2,633,634)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(181,613)	(54,240)

COMPREHENSIVE LOSS	(181,613)	(54,240)

COMPREHENSIVE LOSS ATTRIBUTABLE TO BLUE STAR FOODS CORP.	$(13,376,582)	$(2,659,614)

Loss per common share:
Net loss per common share - basic and diluted	$(0.52)	$(0.12)
Weighted average common shares outstanding - basic and diluted	25,158,555	21,708,576

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2022

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)
December 31, 2020	1,413	-	19,580,721	1,958	13,488,836	(13,510,517)	-	(19,723)

Stock based compensation	-	-	-	-	530,506	-	-	530,506

Common stock issued to settle related party interest	-	-	122,217	13	266,869	-	-	266,882

Common stock issued for cash	-	-	2,300,000	230	6,596,270	-	-	6,596,500

Common stock issued for service	-	-	246,457	37	644,183	-	-	644,220

Common stock issued for Taste of BC acquisition held in escrow	-	-	344,957	34	689,880	-	-	689,914

Common stock issued for Taste of BC Acquisition	-	-	987,741	99	1,975,384	-	-	1,975,483

Series A preferred 8% dividend issued in common stock	-	-	11,975	1	28,259	(28,260)	-	-

Preferred Stock conversion to Common Stock	(1,413)	-	706,500	71	(71)	-	-	-

Common stock issued from exercise of warrants	-	-	370,750	37	882,763	-	-	882,800

Net Loss	-	-	-	-	-	(2,605,374)	-	(2,605,374)

Comprehensive loss	-	-	-	-	-	-	(54,240)	(54,240)

December 31, 2021	-	-	24,671,318	2,480	25,102,879	(16,144,151)	(54,240)	8,906,968

Stock based compensation	-	-	-	-	187,385	-	-	187,385

Warrants issued on long-term debt	-	-	-	-	1,035,253	-	-	1,035,253

Common stock issued for service	-	-	695,776	81	667,917	-	-	667,998

Common stock issued for asset acquisition	-	-	167,093	17	359,233	-	-	359,250

Common stock issued from exercise of warrants	-	-	125,000	13	249,987	-	-	250,000

Common stock issued for note payment	-	-	666,666	69	547,708	-	-	547,777

Common stock issued to settle related party notes payable and accrued interest	-	-	440,572	44	176,184	-	-	176,228

Net Loss	-	-	-	-	-	(13,194,969)	-	(13,194,969)

Cumulative translation adjustment	-	-	-	-	-	-	(181,613)	(181,613)

December 31, 2022	-	-	26,766,425	2,704	28,326,546	(29,339,120)	(235,853)	(1,245,723)

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(13,194,969)	$(2,605,374)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	187,385	530,506
Common stock issued for service	667,998	644,220
PPP loan forgiveness	-	(371,944)
Impairment of goodwill	1,244,309	-
Impairment of intangible assets	2,679,978	374,300
Impairment of fixed assets	1,873,619	-
Depreciation of fixed assets	231,465	104,619
Amortization of intangible assets	315,420	244,879
Amortization of debt discounts	1,416,120	37,500
Lease expense	58,723	28,344
Write down of inventory	743,218	-
Bad debt expense	405	4,689
Changes in operating assets and liabilities:
Accounts receivables	417,360	(133,043)
Inventories	(3,431,929)	(213,328)
Advances to related parties	(95,759)	(122,766)
Other current assets	3,030,728	(3,512,928)
Right of use liability	(58,867)	(28,489)
Other assets	1,922	(61,205)
Accounts payable and accruals	620,167	453,615
Deferred income	(62,336)	109,414
Other current liabilities	(263,768)	(316,038)
Net Cash (Used in) Operating Activities	(3,618,811)	(4,833,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	(398,482)	(790,593)
Proceeds from sale of fixed assets	-	17,183
Purchases of fixed assets	(296,793)	-
Net Cash (Used in) Investing Activities	(695,275)	(773,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	-	6,596,500
Proceeds from common stock warrants exercised	250,000	882,800
Proceeds from working capital line of credit	12,552,008	10,993,584
Proceeds from PPP loan	-	371,944
Proceeds from convertible debt	4,762,855	-
Repayments of working capital line of credit	(13,144,141)	(10,431,291)
Principal payments of convertible debt	(1,118,888)	-
Repayments of related party notes payable	(201,434)	(1,534,612)
Principal payments of long-term debt	-	(398,385)
Payment of loan costs	(25,000)	-
Net Cash Provided by Financing Activities	3,075,400	6,480,540

Effect of Exchange Rate Changes on Cash	92,435	(56,275)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,146,251)	817,826

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	1,155,513	337,687

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,262	$1,155,513

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued to settle payable and accrued interest	176,228	-
Operating lease assets recognized in exchange for operating lease liabilities	185,135	-
Warrants issued for convertible debt	1,035,253	-
Common stock issued for asset acquisition	359,250	-
Common stock issued for partial settlement of note payable	547,777	-
Series A preferred 8% dividend issued in common stock	-	28,260
Preferred shares conversion to common stock	-	71
Common stock issued for interest payment	-	266,882
Common stock issued for acquisition	-	2,665,397
Related party notes recognized from business acquisition	-	162,400

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$306,045	$537,533

The accompanying notes are an integral part of these audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 1. Company Overview

Blue Star Foods Corp., a Delaware corporation (“we”, “our”, the “Company”), is an international sustainable marine protein company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company’s current source of revenue is importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada.

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

TOBC is a land-based recirculating aquaculture systems salmon farming operation, based in Nanaimo, British Columbia, Canada, which sells its steelhead salmon and rainbow trout fingerlings to distributors in Canada.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Keeler & Co, Inc. a wholly owned subsidiary, Coastal Pride Seafood, LLC (“Coastal Pride”), a wholly owned subsidiary of Keeler & Co., Inc. and Taste of BC Aquafarms, Inc. (“TOBC”), a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets include the cost of the acquired business in excess of the fair value of the net assets recorded in connection with an acquisition. Other intangible assets include customer relationships, non-compete agreements, and trademarks. The Company reviews its long-lived intangibles and goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable.

Impairments are recorded as impairment charges in the Company’s Consolidated Statements of Operations and Comprehensive Loss, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets when they occur. In accordance with its policies, an annual impairment analysis for goodwill was completed for Coastal Pride and TOBC due to the lower forecasted revenues and gross losses recognized for the year ended December 31, 2022 as a result of the effect of the COVID-19 pandemic on the Company’s business, and the Company recognized an impairment loss on goodwill of $1,244,309 related to Coastal Pride and TOBC for the year ended December 31, 2022. No impairment was recognized for the year ended December 31, 2021.

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Impairments are recorded as impairment charges in the Company’s Consolidated Statements of Operations and Comprehensive Loss, and a reduction of the asset’s carrying value in the Company’s Consolidated Balance Sheets when they occur. In accordance with its policies, an annual impairment analysis for long-lived assets was completed for Coastal Pride and TOBC due to the lower forecasted revenues and gross losses recognized for the year ended December 31, 2022 as a result of the effect of the COVID-19 pandemic on the Company’s business, and the Company recognized an impairment on customer relationships, trademarks and non-compete agreements of $1,595,677, $1,006,185 and $78,116, respectively, and an impairment on fixed assets of $1,873,619 for the year ended December 31, 2022. An impairment loss on customer relationships intangible asset of $374,300 was recognized for the year ended December 31, 2021.

Cash and Cash Equivalents

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2022 and 2021, the Company had no cash equivalents.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of December 31, 2022, and 2021, the Company recorded sales return, allowances, discounts and refund liability of approximately $94,000 and $66,000, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2022 and 2021.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. For the year ended December 31, 2022, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $743,218 which was charged to cost of goods sold.

The Company’s inventory as of December 31, 2022 and December 31, 2021 consists of:

	December 31, 2022	December 31, 2021

Inventory purchased for resale	$3,052,518	$863,967
Feeds and eggs processed	156,984	72,733
In-transit inventory	1,598,650	1,182,741
Inventory allowance	-	-
Inventory, net	$4,808,152	$2,119,441

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

As of December 31, 2022, and December 31, 2021, the balance due from Bacolod for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the years ended December 31, 2022 and 2021.

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

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. For the year ended December 31, 2022, an impairment was recorded related to Coastal Pride and TOBC fixed assets of $1,873,619.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. Dollars. The assets and liabilities held by TOBC have a functional currency other than the U.S. Dollar. The TOBC results were translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. TOBC’s revenue and expenses were translated into U.S. Dollars at the average rates that prevailed during the period. The rate used in the financial statements for TOBC as presented for December 31, 2022 was 0.80 Canadian Dollars to U.S. Dollars and for December 31, 2021 was 0.79 Canadian Dollars to U.S. Dollars. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately $60,100 and $54,200 for the years ended December 31, 2022 and December 31, 2021, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Mexico, Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh and steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. We sell primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

Leases

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of December 31, 2022. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

When the Company has the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company will exercise the option, it considers these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

The table below presents the lease-related assets and liabilities recorded on the balance sheets.

December 31, 2022
Assets
Operating lease assets	$197,540

Liabilities
Current	$57,329
Operating lease liabilities
Noncurrent
Operating lease liabilities	$139,631

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2022
Cash used in operating activities:
Operating leases	$58,723
ROU assets recognized in exchange for lease obligations:
Operating leases	$185,135

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2022
Weighted-average remaining lease term
Operating leases	3.70 years
Weighted-average discount rate
Operating leases	6.7%

Maturities of lease liabilities as of December 31, 2022, were as follows:

Operating Leases

2023	$70,241
2024	58,827
2025	43,767
2026	43,767
2027	10,942
Total lease payments	$227,544
Less: amount of lease payments representing interest	(30,584)
Present value of future minimum lease payments	$196,960
Less: current obligations under leases	$(57,329)
Non-current obligations	$139,631

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $5,400 and $5,700, for the years ended December 31, 2022 and 2021, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Customer Concentration

The Company had nine customers which accounted for approximately 59% of revenue during the year ended December 31, 2022. One customer accounted for 36% of revenue during the year ended December 31, 2022.

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

Supplier Concentration

The Company had five major suppliers located in the United States, Indonesia, Vietnam and China and which accounted for approximately 76% of the Company’s total purchases during the year ended December 31, 2022. The Company’s largest supplier is located in Indonesia and accounted for 29% of the Company’s total purchases in the year ended December 31, 2022.

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

Level 1 measurements are based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and debt obligations. The Company believes the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates. The Company does not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2022 and 2021.

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. As further described in Note 9 - Series A Convertible Preferred Stock, as of December 31, 2021, 1,413 shares of preferred stock were converted into 706,500 shares of common stock. As further described in Notes 10 and 11 – Options and Warrants, as of December 31, 2022 and 2021, 4,121,633 and 3,431,250 options may be exercised, respectively, and 2,413,500 and 1,538,500 warrants are exercisable, respectively.

As there was a net loss for the years ended December 31, 2022 and December 31, 2021, basic and diluted losses per share each year are the same.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the individual is required to provide service in exchange for the award, usually the vesting period. The Company accounts for forfeitures as they occur.

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

As of December 31, 2022, and 2021, there was approximately $67,000 and $143,300 in interest paid to related parties notes payable. See Note 7 Debt for further information.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2022 or 2021.

Recent Accounting Pronouncements

ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The FASB reduced the number of accounting models for convertible debt and convertible preferred stock instruments and made certain disclosure amendments to improve the information provided to users. In addition, the FASB amended the derivative guidance for the “own stock” scope exception and certain aspects of the EPS guidance. The guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted the ASU effective January 1, 2022 and applied the provisions of the ASU to the convertible note issued during the year ended December 31, 2022.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are Securities and Exchange Commission filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As this ASU became effective on January 1, 2023, the Company continues to evaluate the impact of these amendments to the Company’s financial position and results of operations and currently expects no material impact of the adoption of the amendments on the Company’s consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $13,194,969, has an accumulated deficit of $29,339,120 and working capital deficit of $3,013,281, inclusive of $893,000 in subordinated stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $671,933 and $3,702,661 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, approximately $441,000 of the balance was related to prepaid inventory to the Company’s suppliers. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following at December 31:

	2022	2021
Computer equipment	$97,624	$90,707
RAS system	2,089,909	1,963,734
Automobiles	122,715	23,188
Leasehold improvements	89,055	4,919
Total	2,399,303	2,082,548
Less: Accumulated depreciation and impairment	(2,278,903)	(178,145)
Fixed assets, net	$120,400	$1,904,403

For the years ended December 31, 2022 and 2021, depreciation expense totaled approximately $231,000 and $104,000, respectively.

Note 6. Goodwill and Intangible Assets, Net

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the years ended December 31, 2022 and 2021.

	2022	2021
Balance, January 1	$445,395	$445,395
Acquisition of TOBC	836,669	-
Impairment	(1,282,064)	-
Balance, December 31	$-	$445,395

The following table sets forth the components of the Company’s intangible assets at December 31, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization and Impairment	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(850,000)	$-
Trademarks – TOBC	15	406,150	(406,150)	-
Customer Relationships – Coastal Pride	12	1,486,832	(1,486,832)	-
Customer Relationships – TOBC	15	592,979	(592,979)	-
Non-Compete Agreements – Coastal Pride	3	40,000	(40,000)	-
Non-Compete Agreements – TOBC	4	121,845	(121,845)	-
Total		$3,497,806	$(3,497,806)	$-

The following table sets forth the components of the Company’s intangible assets at December 31, 2021:

	Amortization Period (Years)	Cost	Accumulated Amortization and Impairment	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(118,050)	$731,950
Trademarks – TOBC	15	406,150	(13,027)	393,123
Customer Relationships – Coastal Pride	12	1,250,000	(574,625)	675,375
Customer Relationships – TOBC	15	1,454,017	(46,634)	1,407,383
Non-Compete Agreements – Coastal Pride	3	40,000	(20,825)	19,175
Non-Compete Agreements – TOBC	4	97,476	(11,724)	85,752
Total		$4,097,643	$(784,885)	$3,312,758

For the years ended December 31, 2022 and 2021, amortization expense of intangible assets totaled approximately $315,000 and $245,000, respectively.

Note 7. Debt

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”). Pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers.

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

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse. As of December 31, 2022, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the months of July, August, September, October, November and December. Lighthouse has notified the Borrowers as to this default but has elected not to exercise its rights and remedies under the loan documents.

The Borrowers utilized $784,450 of the Lighthouse revolving line of credit to repay the outstanding indebtedness owed to ACF as of March 31, 2021. As a result, all obligations owed to ACF were satisfied and the loan agreement with ACF was terminated. Cash proceeds from the working capital line of credit totaled $12,552,008 and cash payments to the working capital line of credit totaled $13,144,141. The outstanding balance owed to Lighthouse as of December 31, 2022 was $1,776,068.

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to its stockholder of approximately $893,000 and $960,000 as of December 31, 2022 and 2021, respectively. These notes are payable on demand, bear an annual interest rate of 6% and were subordinated to the ACF working capital line of credit until March 31, 2021. Since March 31, 2021, these notes are subordinated to the Lighthouse note. The Company made principal payments during the year ended December 31, 2022, and 2021 of $67,000 and $339,712, respectively.

Lind Global Fund II LP investment

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and approximately $87,000 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $1,378,620 during the year ended December 31, 2022. The unamortized discount on the note totaled $643,777 as of December 31, 2022.

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

During the year ended December 31, 2022, the Company made principal payments on the note totaling $1,666,666 through the issuance of an aggregate of 666,666 shares of common stock and cash payments of $1,175,973 which included $899,999 principal payments and additional payments requested by Lind pursuant to the terms of the note.

First West Credit Union CEBA Loan

On June 24, 2021, the Company assumed a commercial term loan with First West Credit Union Canada Emergency Business Account (“CEBA”) in the principal amount of CAD$60,000 in connection with the acquisition of TOBC. The loan initially bears no interest and is due on December 31, 2025. The borrower may prepay all or part of the loan commencing November 1, 2022 and, if by December 31, 2022 the Company had paid 75% of the loan amount, the remaining 25% will be forgiven as per the loan agreement. If less than 75% of the loan amount is outstanding by December 31, 2022, the then outstanding balance will be converted to interest only monthly payments at 5.0%. On October 19, 2022, the loan was amended to extend the loan forgiveness date and interest-free period from December 31, 2022 to December 31, 2023.

Walter Lubkin Jr. Note – Subordinated

On November 26, 2019, the Company issued a five-year unsecured promissory note in the principal amount of $500,000 to Walter Lubkin Jr. as part of the purchase price for the Coastal Pride acquisition. The note bears and interest rate of 4% per annum. The note is payable quarterly based on an amount equal to the lesser of (i) $25,000 or (ii) 25% of the EBITDA of Coastal Pride, as determined on the first day of each quarter. The first payment was scheduled for February 26, 2020, however, the EBITDA generated for Coastal Pride during the 3 months did not warrant a principal payment. This note is subordinated to the working capital line of credit. Principal payments are permitted so long as the borrower is not in default of its working capital line of credit.

Interest expense for the Walter Lubkin Jr. note totaled approximately $18,000 and $19,700 during the years ended December 31, 2022, and 2021, respectively.

On October 8, 2021, $34,205 of the outstanding principal and accrued interest to date was paid on the note by the Company.

For the year ended December 31, 2022, $38,799 of the outstanding principal and accrued interest was paid in cash and $104,640 of the outstanding principal and accrued interest was paid in shares of common stock of the Company.

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

Interest expense for the Walter Lubkin III note totaled approximately $1,700 and $3,300 during the years ended December 31, 2022, and 2021, respectively.

On October 8, 2021, $16,257 of the outstanding principal and accrued interest to date was paid on the note by the Company.

For the year ended December 31, 2022, all of the outstanding principal and accrued interest to date was paid through a combination of cash and shares of common stock issued on the note by the Company totaling $75,707.

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

Interest expense for the Tracy Greco note totaled approximately $1,400 and $2,700 during the years ended December 31, 2022, and 2021, respectively.

On October 8, 2021, $13,209 of the outstanding principal and accrued interest to date was paid on the note by the Company.

For the year ended December 31, 2022, all of the outstanding principal and accrued interest to date was paid through a combination of cash and shares of common stock issued on the note by the Company totaling $61,511.

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

Interest expense for the John Lubkin note totaled approximately $1,000 and $1,900 during the years ended December 31, 2022, and 2021, respectively.

On October 8, 2021, $9,399 of the outstanding principal and accrued interest to date was paid on the note by the Company.

For the year ended December 31, 2022, all of the outstanding principal and accrued interest to date was paid through a combination of cash and shares of common stock issued on the note by the Company totaling $43,771.

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

The amendment to the Kenar Note was analyzed under ASC 470-50 and was determined that it will be accounted for as an extinguishment of the old debt and the new debt will be recorded at fair value with the new effective interest rate of 18%. Additionally, this treatment resulted in the cost of the modification paid in common stock with a value of $2,655,292 charged to other expense as of the date of the amendment as a non-cash forbearance fee.

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

Payroll Protection Program Loans

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

Note 8. Acquisitions

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed, including goodwill.

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

Pro Forma Information

The following pro forma information assumes the TOBC acquisition occurred on January 1, 2021. For the TOBC acquisition, depreciation and amortization has been included in the calculation of the below pro forma information based upon the actual acquisition costs.

For the year ended December 31, 2021
Revenue	$12,029,325
Net loss attributable to common shareholders	$(3,102,683)
Basic and diluted loss per share	$(0.14)

The information included in the pro forma amounts is derived from historical information obtained from the Sellers of TOBC.

Acquisition of Gault Seafood

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood and Robert J. Gault II pursuant to which Coastal Pride acquired all of Gault Seafood’s right, title and interest in and to assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the soft-shell crab operations. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. The acquisition was accounted for as an asset acquisition.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid and identifiable assets acquired.

Consideration Paid:
Cash	$359,250
Common stock, 167,093 shares of common stock of the Company	359,250
Transaction costs	39,231
Fair value of total consideration	$757,731

Purchase Price Allocation:
Fixed assets acquired	$146,600
Customer relationships	611,131
Fair market value of net assets acquired	$757,731

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

Dividends of common stock were authorized for issuance to the stockholders in accordance with the terms of the Certificate of Designation for the Series A Stock. On March 31, 2021, the Company issued 11,975 shares of common stock to Series A preferred stockholders as a common stock dividend for the quarter ended March 31, 2021.

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 and had 26,766,425 and 24,671,318 shares of common stock issued and outstanding as of December 31, 2022 and 2021, respectively.

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

On July 21, 2021, the Company entered into a consulting agreement as amended on November 10, 2021, with Intelligent Investments I, LLC (“Intelligent”). In consideration for consulting services, the Company agreed to issue Intelligent a total of 52,326 shares of common stock with a fair value of $171,106 which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $136,885 for the year ended December 31, 2022 in connection with these shares.

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

On December 31, 2021, the Company issued 18,405 shares of common stock to Intelligent Investments I LLC for legal services provided to the Company.

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

On April 4, 2022, the Company issued 9,569 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $15,000 for the year ended December 31, 2022 in connection with these shares.

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

On December 1, 2022, the Company issued 9,231 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On December 21, 2022, the Company issued 222,222 shares of common stock to Lind with a fair value of $100,000, in satisfaction of the convertible promissory note.

On December 31, 2022, the Company issued 62,500 shares of common stock to each of Nubar Herian and John Keeler, 100,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, 43,403 shares of common stock to each of Juan Carlos Dalto and Silvia Alana and 143,750 shares of common stock to Jeffrey Guzy with a total fair value of $222,222 for serving as directors of the Company.

On December 31, 2022, the Company issued an aggregate of 440,572 shares of common stock to Walter Lubkin Jr., Walter Lubkin III, Tracy Greco and John Lubkin in lieu of $176,228 of outstanding principal and interest under promissory notes issued by the Company to them in connection with the Coastal Pride acquisition.

Note 10. Options

During the years ended December 31, 2022 and December 31, 2021, $187,385 and $549,231, respectively, in compensation expense was recognized on the following:

1.	Ten-year options to purchase 3,120,000 shares of common stock at an exercise price of $2.00, which vest one year from the date of grant, were issued to Christopher Constable, the Company’s former Chief Financial Officer, under the 2018 Plan during the year ended December 31, 2018 and have vested during the year ended December 31, 2019. In connection with our underwritten public offering, such shares underlying the option are subject to a lock-up and may not be sold or otherwise transferred until May 3, 2022.

2.	Ten-year options to purchase 351,250 shares of common stock at an exercise price of $2.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various long-term employees under the 2018 Plan during the year ended December 31, 2019.
3.	Ten-year options to purchase 250,000 shares of common stock at an exercise price of $2.00, which vest as to 20% of the shares subject to the option each year from the date of grant, were issued to an employee under the 2018 Plan during the year ended December 31, 2019.
4.	Ten-year options to purchase 25,000 shares of common stock at an exercise price of $2.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various contractors during the year ended December 31, 2019.
5.	Three-year options to purchase an aggregate of 500,000 shares of common stock at an exercise price of $2.00, which vest in equal monthly installments during the first year from the date of grant, were issued to the Company’s directors during the year ended December 31, 2021.
6. 7. 8. 9.

Three-year options to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2021.

Five-year options to purchase an aggregate of 175,000 shares of common stock at an exercise price of $2.00, which vest in equal monthly installments during the term of the option, were issued to the Company’s directors during the year ended December 31, 2022.

Three-year options to purchase 27,552 shares of common stock at an exercise price of $0.86, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022.

Three-year options to purchase 5,696 shares of common stock at an exercise price of $0.79, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted for the years ended December 31, 2022 and 2021:

	2022	2021
Expected Volatility	39% – 48%	39% – 48%
Risk Free Interest Rate	2.87% – 4.27%	0.90% – 1.69%
Expected life of options	3.0 – 5.0	1.99 – 5.0

Under the Black-Scholes option pricing model, the fair value of the options to purchase an aggregate of 683,430 shares of common stock granted during the year ended December 31, 2021 was estimated at $1,251,598 on the date of grant. For the year ended December 31, 2021, the unrecognized portion of the expense remaining outstanding was $823,670. The weighted average period of unrecognized stock options compensation that is expected to be recognized as expense is approximately 7 years. During the year ended December 31, 2021, an aggregate of 85,000 shares subject to options were forfeited, 12,500 shares were vested, which resulted in a reversal of the expense of $13,580.

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

On November 22, 2022, the Company granted an employee a three-year option to purchase 5,696 shares of common stock at an exercise price of $0.79 which vests in equal monthly installments during the term of the option.

Under the Black-Scholes option pricing model, the fair value of the 175,000 options, 27,552 options and 2,696 options granted during the year ended December 31, 2022 is estimated at $84,334, $8,409 and $1,615, respectively, on the date of grant using the following assumptions: stock price of $1.57, $0.86 and $0.79 at the grant date, exercise price of the option, option term, volatility rate of 39.23%, 46.72% and 46.72% and risk-free interest rate of 2.87%, 3.81% and 4.27%, respectively. The unrecognized portion of the expense remaining at December 31, 2022 is $72,620, $7,600 and $1,558, respectively, which is expected to be recognized to expense over a period of three years.

The following table represents option activity for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2020	3,810,000	$2.00	7.87
Exercisable - December 31, 2020	3,280,000	$2.00	7.87	$721,600
Granted	683,430	$2.12
Forfeited	(63,750)	$2.00
Vested	3,807,127	-
Outstanding - December 31, 2021	4,429,680	$2.00	6.23
Exercisable - December 31, 2021	3,807,127	$2.00	6.83	$-
Granted	208,248	$1.82
Forfeited	(176,417)	$2.30
Vested	4,121,633	-
Outstanding - December 31, 2022	4,461,511	$2.00	5.25
Exercisable - December 31, 2022	4,121,633	$2.00	5.28	$-

For the year ended December 31, 2022, the Company determined that the five-year option to purchase 176,417 shares of common stock at an exercise price of $2.30 granted to an employee of TOBC in 2021 does not meet the vesting requirements pursuant to the terms of the option grant and accordingly, reversed the expense recorded of approximately $76,400 and $79,023 for the years ended December 31, 2022 and 2021, respectively.

The non-vested options outstanding are 339,878 and 998,431 for the years ended December 31, 2022 and 2021, respectively.

Note 11. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	1,538,500	$2.11	2.50
Exercisable – December 31, 2021	1,538,500	$2.11	2.50	$-
Granted	1,000,000	$-
Exercised	(125,000)	$2.00
Forfeited or Expired	-	$-
Outstanding – December 31, 2022	2,413,500	$3.11	1.32
Exercisable – December 31, 2022	2,413,500	$3.11	1.32	$-

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

On January 24, 2022, in connection with the issuance of the $5,750,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share. The warrant provides for cashless exercise and full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. Under the Black-Scholes pricing model, the fair value of the warrant issued to purchase 1,000,000 shares of common stock was estimated at $1,412,213 on the date of issuance using the following assumptions: stock price of $3.97 at the date of the agreement, exercise price of the warrant, warrant term, volatility rate of 43.21% and risk-free interest rate of 1.53% from the Department of Treasury. The relative fair value of $1,035,253 was calculated using the net proceeds of the convertible note and accounted for as paid in capital.

For the year ended December 31, 2022, the Company issued 125,000 shares of common stock at an exercise price of $2.00 to an investor upon exercise of a warrant.

Note 12. Income taxes

Federal income tax expense differs from the statutory federal rates of 21% for the years ended December 31, 2022 and 2021 due to the following:

Rate Reconciliation	December 31, 2022		December 31, 2021

Provision/(Benefit) at Statutory Rate	$(2,770,944)	21.00%	$(557,193)	21.00%
State Tax Provision/(Benefit) net of federal benefit	(309,886)	2.35%	(94,610)	3.72%
Permanent Book/Tax Differences	10,621	(0.08)%	10,791	(0.04)%
Change in valuation allowance	2,751,592	(20.85)%	969,497	(36.54)%
Other	318,617	(2.42)%	(326,385)	12.30%
Income Tax Provision/(Benefit)	-	-	2,100	0.07%

The components of the net deferred tax asset at December 31, 2022 and 2021, are as follows:

	December 31, 2022	December 31, 2021
Deferred Tax Assets
Business Interest Limitation	$627,930	$713,822
Fixed Assets	140,494	(437,993)
Stock based compensation	1,017,629	817,012
Net Operating loss carryovers	2,089,409	741,742
Non-Capital Losses	365,053	-
Other	46,385	(299,273)
Net Deferred Tax Asset/(Liability)	4,286,900	1,535,310
Valuation Allowance	(4,286,900)	(1,535,310)
Net Deferred Tax Asset/(Liability)	$-	$-

Tax periods for all fiscal years after 2018 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2022, the Company has cumulative net federal and state operating losses of $8,984,664 and $4,668,349, respectively.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2022.

As of December 31, 2022, and 2021, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2022, and 2021.

Note 13. Commitment and Contingencies

Office lease

The Company leased its Miami office and warehouse facility from JK Real Estate, a related party through common family beneficial ownership. The lease which had a 20-year term, expiring in July 2021 was terminated on December 31, 2020, upon the sale of the facility to an unrelated third-party. In connection with the sale, the Company retained approximately 4,756 square feet of such space, rent-free for 12 months. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party. The Company has paid $63,800 to date under this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina. This office space consists of two leases with related parties that expire 2024.

On February 3, 2022, in connection with the acquisition of certain assets of Gault, the Company entered into a one-year lease agreement for 9,050 square feet from Gault in Beaufort, South Carolina for $1,000 per month until a new facility is completed. On February 3, 2023, the lease with Gault was renewed for $1,500 per month until February 2024.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners, under a lease that expired December 1, 2021. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes and paid CAD$23,310 for rent for the year ended December 31, 2022 and an additional five-year lease with Kathryn Atkinson, spouse of TOBC’s President, for CAD$2,370 per month plus taxes and paid CAD$21,330 for rent for the year ended December 31, 2022. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses were approximately $168,000 and $63,500 for the years ended December 31, 2022 and 2021, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved $70,000, representing the entire amount of the settlement.

Note 14. COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, 2020, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical areas in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic for 2020 and into 2021. The Company’s business not being deemed essential resulted in decreased financial performance that may not be indicative of future financial results. Government-mandated closures of businesses and shipping delays have affected our sales and inventory purchases. The Company continues to face uncertainty and increased risks concerning its employees, customers, supply chain and government regulation. In April 2021, the U.S. government has made available the COVID-19 vaccine to most of its population to aid with the pandemic but the long-term effects of this development are yet to be seen. By the end of 2021, the U.S. government has made available a booster of the COVID-19 vaccine to continue the fight against the pandemic. The Company’s sales and supply were adversely affected due to COVID-19, during 2021 and 2022. The Company recognized impairment losses on goodwill and long-lived assets for Coastal Pride and TOBC due to the lower forecasted revenues and gross losses recognized in the year ended December 31, 2022 as a result of the effect of the COVID-19 pandemic on the Company’s business.

Note 15. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2022 and 2021, no contributions were made to the plan by the Company.

Note 16. Subsequent Events

In January 2023, the Company sold an aggregate of 474,106 shares of common stock for net proceeds of $182,982 in an “at the market” offering pursuant to a sales agreement between the Company and Roth Capital Partners, LLC. On January 31, 2023, 151,284 of shares were repurchased back from Roth for $76,463. The offering was terminated on February 2, 2023.

On January 31, 2023, the Company issued 1,273,408 shares of common stock to Lind with a fair value of $662,172 as payment of $340,000 of note principal due on the convertible promissory note.

On February 10, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”), pursuant to which the Company agreed to sell to the Underwriter, in a firm commitment public offering, (i) 8,200,000 shares of common stock for a public offering price of $0.20 per share and (ii) pre-funded warrants (the “Pre-funded Warrants”) to purchase 800,000 shares of common stock (the “Warrant Shares”), for a public offering price of $0.199 per Pre-funded Warrant to those purchasers whose purchase of common stock in the offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding common stock immediately following the consummation of the offering. The Company also granted the Underwriter an over-allotment option to purchase up to 1,350,000 shares of common stock. The Pre-funded Warrants have an exercise price of $0.001 per share. The Pre-funded Warrants were issued in registered form under a warrant agent agreement between the Company and VStock Transfer, LLC as the warrant agent.

The offering closed on February 14, 2023 with gross proceeds to the Company of approximately $1.8 million, before deducting underwriting discounts and other estimated expenses payable by the Company. The offering consisted of 9,000,000 shares of common stock and Pre-funded Warrants to purchase common stock at a price of $0.20 per share (or $0.199 per Pre-funded Warrant after reducing $0.001 attributable to the exercise price of the Pre-funded Warrants).

In March 2023, the Company issued an aggregate of 6,197,240 shares of common stock to Lind with a fair value of $1,081,058 as payment of $754,800 of note principal due on the convertible promissory note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2022, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this Report, such internal controls and procedures were not effective to detect the inappropriate application of GAAP rules due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that the following may be considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board:

●	inadequate monitoring controls over inventory maintained in the Company’s third-party warehouse;

●	ineffective controls over the Company’s financial close and reporting process; and

●	inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function of the Company.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position

John Keeler	52	Executive Chairman and Chairman of the Board and Chief Executive Officer

Nubar Herian	53	Director

Jeffrey J. Guzy	71	Director

Timothy McLellan	66	Director

Trond Ringstad	55	Director

Silvia Alana	39	Director and Chief Financial Officer

Juan Carlos Dalto	58	Director

Miozotis Ponce	52	Chief Operating Officer

Our directors hold office for three-year terms and until their successors have been elected and qualified. Our officers are elected by the board of directors and serve at the discretion of the board of directors.

The principal occupation and business experience during the past five years for our executive officer and directors is as follows:

John Keeler has been Executive Chairman of the Board since November 8, 2018. Mr. Keeler founded John Keeler & Co., d/b/a Blue Star Foods in May 1995 and served as its Executive Chairman of the Board since inception during which time he grew the company to become one of the leading marketers of imported blue swimming crab meat in the United States. Mr. Keeler built sales over the past 20 years to $35+ million annually through 2017. Mr. Keeler oversees procurement as well as operating facilities in the Philippines and Indonesia. Mr. Keeler is an executive committee member of the National Fisheries Institute-Crab Council and a founding member of the Indonesia and Philippines crab meat processors associations. Mr. Keeler received his BS in Economics from Rutgers University in 1995 and attended Harvard Business School executive programs in supply chain management, negotiations and marketing in 2005. Mr. Keeler’s extensive experience in the industry led to the decision to appoint him to the board of directors.

Nubar Herian has served as a director since November 8, 2018. Since 2014, Mr. Herian has been the chief executive officer of Monaco Group Holdings, a privately-held company headquartered in Miami, Florida, which owns and operates Monaco Foods, Inc., an importer, exporter and distributor of premium gourmet foods from around the world. Since 1995, Mr. Herian has been the commercial director of Casa de Fruta Caracas, a privately-held company based in Caracas, Venezuela, that focuses on importing foods. Mr. Herian is also the president of Lunar Enterprises, Corp. (“Lunar”), a holding company for his family’s public and private equity investments and real estate holdings. Mr. Herian received his BS in Mechanical Engineering from Florida Atlantic University in 1994 and an Executive M.B.A. from the University of Miami in 2014. Mr. Herian’s experience in the food import industry led to the decision to appoint him to the board of directors.

Jeffrey J. Guzy has served as a director since April 12, 2021. Mr. Guzy served as a director of Leatt Corp. (OTC: LEAT), since April 2007 and from October 2007 to August 2010, as its President. Mr. Guzy has served as an independent director and chairman of the audit committee of Capstone Companies, Inc. (OTC: CAPC), a public holding company, since April 2007, as an independent director and chairman of the audit committee of Purebase Corporation (OTC: PUBC), a diversified resource company, since April 2020 and as Chairman of CoJax Oil and Gas Corporation, an early stage oil and gas exploration and production company, since May 2018, and was appointed as its chief executive officer in January 2020. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service, and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar, and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania, an M.S. in Systems Engineering from the University of Pennsylvania, a B.S. in Electrical Engineering from Penn State University, and a Certificate in Theology from Georgetown University. Mr. Guzy’s extensive public company board experience led to the decision to appoint him to the board of directors.

Timothy McLellan has served as a director since April 12, 2021. Mr. McLellan has more than 35 years of operating experience and has served as a seafood executive in both the U.S. and Asia. Mr. McLellan has been managing director of Maijialin Consulting Company Ltd. which provides international business development consulting services for import/export cold chain supply logistics and foodservice distribution, since April 2012. From April 2009 until February 2019, Mr. McLellan was managing director, business development for Preferred Freezer Services (Shanghai) Co. Ltd, a Hong-Kong-based logistics and industrial infrastructure provider. Between 2019 and 2020, Mr. McLellan served as a private equity operating partner for CITIC Capital Partners (Shanghai) Ltd. Prior to that, from 2009 through 2019, Mr. McLellan served in various executive capacities, including Chairman for SinotransPFS Cold Chain Logistics Company, Ltd., a logistics company. Between 2004 and 2009, Mr. McLellan served as President of Empress International, a division of Thai Union Group. Between 2003 and 2004, he served in a senior manager position with the seafood division of ConAgra Foods. Mr. McLellan’s knowledge and background in seafood operations management led to the decision to appoint him to the Board.

Trond Ringstad has served as a director since April 12, 2021 and has more than 20 years of operating experience as a seafood executive in both the U.S. and Europe. Since April 2017, Mr. Ringstad has been managing partner of American Sea, LLC, a seafood processing and sales company, and since October 2013, Mr. Ringstad has been an independent consultant for AGR Partners. Between 2003 and 2007, he served as president of Pacific Supreme Seafoods, a global importing and wholesaling seafood company. Between 2001 and 2003, he served as vice president of sales and marketing for Royal Supreme Seafoods, a Norwegian / Chinese seafood importer and sales company. Mr. Ringstad graduated from the BI Norwegian Business School with a Degree in International Marketing and has a BA in Business Management from Washington State University. Mr. Ringstad’s knowledge and background with regard to seafood operations management led to the decision to appoint him to the board of directors.

Silvia Alana has served as a director since April 20, 2022 and has been chief financial officer of the Company since May 2021. Ms. Alana was the corporate controller of the Company from August 2020 to May 2021. Prior thereto, Ms. Alana was Global Technical Accounting Manager at Brightstar Corporation from April 2018 to July 2020 and Audit Manager at Crowe Horwath, LLP from July 2016 to April 2018. Ms. Alana was a Senior Accountant in Global Accounting and Reporting Services at Carnival Corporation & Plc., from May 2013 to February 2015, and an Auditor in Assurance at Pricewaterhouse Coopers, LLP, from January 2010 to May 2013. Ms. Alana graduated from Florida International University with a Bachelor degree in Accounting in 2008 and a Master of Accounting in 2009. Ms. Alana is a Certified Public Accountant.

Juan Carlos Dalto has served as a director since April 20, 2022. Mr. Dalto has served as a director of Lifeway Foods Corp. (OTC: LWAY), since August 2022. Mr. Dalto has been the president of Dole Sunshine Company-Dole Packaged Foods, LLC, since January 2021, where he leads business development for North and Latin America of the Dole packaged fruits business, From March 2017 to December 2020, Mr. Dalto was regional chief executive officer of Savencia Fromage & Dairy Latin America where he led business development in the production, imports, distribution and marketing of dairy products. Prior thereto, among other positions, Mr. Dalto held various international executive positions with Danone, a world leading food company. Mr. Dalto has an industrial engineer degree from the Instituto Tecnológico de Buenos Aires – ITBA (Argentina), with post-graduate executive studies on strategic marketing from Adam Smith Open University (Buenos Aires, Argentina) and the University of Michigan, and on leadership from the London Business School. Mr. Dalto’s extensive knowledge and experience in the food industry, sustainability and business development, led to his appointment as a director.

Miozotis Ponce has served as Chief Operating Officer since April 19, 2022. From May 2012, Ms. Ponce was the Company’s Vice President of Operations, where she has led sales and marketing and operations. Prior thereto, from June 2005, Ms. Ponce served as Operations Manager. Ms. Ponce joined the Company in June 2004 as Customer Service Director and has over 25 years of experience in the food industry. Ms. Ponce holds an AA degree in Business from Miami Dade Community College.

Committees

We have established three committees under the board of directors: an audit committee, a compensation committee and a nominating and corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee. Our audit committee consists of Jeffrey Guzy, Trond Ringstad and Timothy McLellan. Mr. Guzy is the chairman of the audit committee. We have determined that Messrs. Guzy, Ringstad and McLellan each satisfy the “independence” requirements of NASDAQ Listing Rule 5605(a)(2) and meets the independence standards under Rule 10A-3 under the Exchange Act. We have determined that Mr. Guzy qualifies as an “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. The audit committee is responsible for: (a) representing and assisting the Board in its oversight responsibilities regarding the Company’s accounting and financial reporting processes, the audits of the Company’s financial statements, including the integrity of the financial statements, and the independent auditors’ qualifications and independence; (b) overseeing the preparation of the report required by SEC rules for inclusion in the Company’s annual proxy statement; (c) retaining and terminating the Company’s independent auditors; (d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; (e) reviewing related person transactions.(d) approving in advance all audit and permissible non-audit services to be performed by the independent auditors; and (f) performing such other functions as the Board may from time to time assign to the Committee.

Compensation Committee. Our compensation committee consists of Jeffrey Guzy, Trond Ringstad and Timothy McLellan. Mr. Guzy is the chairman of our compensation committee. We have determined that Messrs. Guzy, Ringstad and McLellan each are “independent,” as such term is defined for directors and compensation committee members in the listing standards of the NASDAQ Stock Market LLC. Additionally, each qualify as “non-employee directors” for purposes of Rule 16b-3 under the Securities Exchange Act of 1934 and as “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The Committee has been established to: (a) assist the Board in seeing that a proper system of long-term and short-term compensation is in place to provide performance oriented incentives to attract and retain management, and that compensation plans are appropriate and competitive and properly reflect the objectives and performance of management and the Company; (b) assist the Board in discharging its responsibilities relating to compensation of the Company’s executive officers; (c) evaluate the Company’s Chief Executive Officer and set his or her remuneration package; (d) make recommendations to the Board with respect to incentive compensation plans and equity-based plans; and (e) perform such other functions as the Board may from time to time assign to the Committee. The Compensation Committee has adopted a formal written charter which is available on the Company’s Internet website at www.bluestarfoods.com.

In determining the amount, form, and terms of such compensation, the Compensation Committee will consider the annual performance of such officers in light of company goals and objectives relevant to executive officer compensation, competitive market data pertaining to executive officer compensation at comparable companies, and such other factors as it deems relevant, and is guided by, and seeks to promote, the best interests of the Company and its shareholders.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee consists of Jeffrey Guzy, Trond Ringstad and Timothy McLellan. Mr. Guzy is the chairman of our nominating and corporate governance. We have determined that each of Messrs. Guzy, Ringstad and McLellan qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). The Committee is responsible for: (a) assisting the Board in determining the desired experience, mix of skills and other qualities to provide for appropriate Board composition, taking into account the current Board members and the specific needs of the Company and the Board; (b) identifying qualified individuals meeting those criteria to serve on the Board; (c) proposing to the Board the Company’s slate of director nominees for election by the shareholders at the Annual Meeting of Shareholders and nominees to fill vacancies and newly created directorships; (d) reviewing candidates recommended by shareholders for election to the Board and shareholder proposals submitted for inclusion in the Company’s proxy materials; (e) advising the Board regarding the size and composition of the Board and its committees; (f) proposing to the Board directors to serve as chairpersons and members on committees of the Board; (g) coordinating matters among committees of the Board; (h) proposing to the Board the slate of corporate officers of the Company and reviewing the succession plans for the executive officers; (i) recommending to the Board and monitoring matters with respect to governance of the Company; and (j) overseeing the Company’s compliance program; and performing such other functions as the Board may from time to time assign to the Committee.

Each Committee has adopted a formal written charter which is available on the Company’s Internet website at www.bluestarfoods.com.

The Nominating Committee will consider any director candidates recommended by stockholders, although there is no formal policy with regard to directors recommended by stockholders, when considering a candidate submitted by stockholders, the Nominating Committee will take into consideration the needs of the Board and the qualifications of the candidate. Nevertheless, the Board may choose not to consider an unsolicited recommendation if no vacancy exists on the Board and/or the Board does not perceive a need to increase the size of the Board.

There are no specific minimum qualifications that the Nominating Committee believes must be met by a Nominating Committee-recommended director nominee. However, the Nominating Committee believes that director candidates should, among other things, possess high degrees of integrity and honesty; have literacy in financial and business matters; have no material affiliations with direct competitors, suppliers or vendors of the Company; and preferably have experience in the Company’s business and other relevant business fields (for example, finance, accounting, law and banking). The Nominating Committee considers diversity together with the other factors considered when evaluating candidates but does not have a specific policy in place with respect to diversity.

Members of the Nominating Committee plan to meet in advance of each of the Company’s annual meetings of stockholders to identify and evaluate the skills and characteristics of each director candidate for nomination for election as a director of the Company. The Nominating Committee reviews the candidates in accordance with the skills and qualifications set forth in the Nominating Committee’s charter and the rules of the NASDAQ. There are no differences in the manner in which the Nominating Committee plans to evaluate director nominees based on whether or not the nominee is recommended by a stockholder.

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

Director Independence

Our board of directors currently consists of seven members. We were not subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” However, as a NASDAQ listed company, we are required to comply with NASDAQ’s corporate governance standards applicable to director independence upon listing. Rule 5605 therein requires companies listed on NASDAQ to maintain a majority independent board. In addition, the rules of the NASDAQ Capital Market require that each member of a listed company’s audit, compensation, and corporate governance and nominating committees be independent. Our board of directors has determined that all of our directors except John Keeler, our Executive Chairman and Chief Executive Officer, and Silvia Alana, our Chief Executive Officer, are “independent” within the definition of independence provided in the rules of NASDAQ Capital Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

Board Diversity

The Board is committed to diversity of experience, gender, race and ethnicity, and seek to ensure that there is diversity among the directors. The Company believes that its directors should be of a diverse group of individuals who have broad experience and the ability to exercise sound business judgment from many factors including professional experience, life experience, socio-economic background, gender, race, ethnicity, religion, skill set and geographic representation.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the year ended December 31, 2022, the Reporting Persons timely filed all such reports, except that (i) Nubar Herian, a director, failed to timely file Form 4s to report the sale of an aggregate of 7,616 shares of common stock in January 2022, the purchase of an aggregate of 19,464 shares of common stock in February and March 2022, the purchase of 4,000 shares in October 2022, the purchase of an aggregate of 3,165 shares in December 2022, and the acquisition of 62,500 shares in December 2022 for serving as a director; (ii) John Keeler, our Executive Chairman and Chief Executive Officer, failed to timely file a Form 4 to report the sale of 566 shares of common stock, and the acquisition of 62,500 shares in December 2022 for serving as a director; and (iii) Trond Ringstad, a director failed to timely file Form 4s to report the purchase of an aggregate of 5,199 shares of common stock in October 2022 the acquisition of 100,000 shares in December 2022 for serving as a director; (iv) Jeffrey Guzy, a director, failed to timely file a Form 4 to report the acquisition of 143,750 shares in December 2022 for serving as a director; (v) Timothy McLellan, a director, failed to timely file a Form 4 to report the acquisition of 100,000 shares in December 2022 for serving as a director; (vi) Juan Carlos Dalto, a director, failed to timely file a Form 4 to report the acquisition of 43,403 shares in December 2022 for serving as a director; (vii) Silvia Alana, our Chief Financial Officer, failed to timely file a Form 4 to report the acquisition of 43,403 shares in December 2022 for serving as a director; and (viii) Miozotis Ponce, our Chief Operating Officer, failed to timely report 500 shares on a Form 3.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 during 2022 (each, a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)		Option awards ($)(1)		All other compensation ($)		Total ($)
John Keeler -	2022	79,409	25,000	(2)	50,000	(3)	38,543	(4)	192,952
Executive Chairman and Chief Executive Officer and Director	2021	79,409	17,917	(5)	200,000	(6)	23,704	(4)	321,030
Silvia Alana - Chief Financial Officer and	2022	150,000	17,361	(7)	50,000	(3)	5,400	(8)	222,761
Director	2021	143,250	-		42,075	(9)	5,400	(8)	190,725
Miozotis Ponce -	2022	170,000	-		-		5,400	(8)	175,400
Chief Operating Officer	2021	147,581	-		-		5,400	(8)	152,981

(1)	All option grants are calculated at the grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Represents 62,500 shares of common stock at $0.40 per share issued on December 31, 2022.
(3)	Represents an option to purchase 25,000 shares of common stock at $2.00 per share granted on December 31, 2022.
(4)	Represents health insurance premiums paid on behalf of Mr. Keeler by the Company.
(5)	Represents 10,922 shares of common stock at $1.63 per share issued on December 31, 2021.
(6)	Represents an option to purchase 100,000 shares of common stock at $2.00 per share granted on December 31, 2021.
(7)	Represents 43,403 shares of common stock at $0.40 per share issued on December 31, 2022.
(8)	Represents health insurance premiums paid by the Company.
(9)	Represents an option to purchase 7,013 shares of common stock at $6.00 per share granted on August 3, 2021.

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

Employment Agreements

We do not currently have employment agreements with our executive officers, other than with Silvia Alana, our Chief Financial Officer. Ms. Alana is party to a three-year employment agreement, dated August 3, 2020, with the Company for an annual base salary of $127,500, which increased to $150,000 in August 2021. The agreement provides for the grant on the first anniversary of the agreement of a three-year option to purchase that number of shares equal to 30% of Ms. Alana’s then current salary at the market price of the Company’s common stock. The agreement also includes a non-competition provision for 12 months following employment with the Company.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

Outstanding Equity Awards

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2022.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

John Keeler	4/20/22	25,000	(1)	-	2.00	4/20/27
	4/12/21	100,000	(2)	-	2.00	4/12/25
Silvia Alana		7,013	(3)	-	6.00	8/1/24
	4/20/22	25,000	(1)	-	2.00	4/20/27
Miozotis Ponce	1/15/19	100,000	(4)	150,000(4)	2.00	1/14/29

(1)	Shares subject to the option vest in equal quarterly installments of 1,250 for the term of the option.
(2)	Shares subject to the option vested in equal installments during the first year of the grant.
(3)	Shares subject to the option vest in equal monthly installments of 194 for the term of the option.
(4)	Shares subject to the option vest as to 50,000 shares on each of January 15, 2020, January 15, 2021, January 15, 2022, January 15, 2023 and January 15, 2024.

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2022:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Nubar Herian	$-	$25,000	$50,000	-	-	-	$75,000
Jeffrey Guzy	$-	$57,500	$50,000	-	-	-	$107,500
Timothy McLellan	$-	$40,000	$50,000	-	-	-	$90,000
Trond Ringstad	$-	$40,000	$50,000	-	-	-	$90,000
Juan Carlos Dalto (2)	$-	$17,361	50,000	-	-	-	$67,361

(1) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.

(2) Joined the Board as of April 20, 2022.

Director Compensation

Director Service Agreements

On March 25, 2021, the Company entered into one-year director service agreements with each of Messrs. Guzy, McLellan, Ringstad, Herian and Keeler, the then current directors. In consideration for their services, each director was issued $25,000 of shares of common stock for each year of service based upon the closing sale price of the common stock, on the principal market on which it is then traded, on the final trading day of the calendar year. On April 12, 2021, the Company granted each director an option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, which option vests in equal monthly installments over the course of the year and expires three years from the date the option is fully vested.

On April 20, 2022, the Company entered into new one-year director service agreements (which replaced the agreements entered into in March 2021) with each of the current members of the Board. The agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board, each director will be entitled to a $25,000 annual stock grant and for serving on a committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the common stock on the last trading day of the calendar year. The director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, on April 20, 2022, each director was granted a five-year option to purchase 25,000 shares of common stock at an exercise price of $2.00 per share, which shares vest in equal quarterly installments of 1,250 shares during the term of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 14, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

The percentages below are calculated based on 43,824,177 shares of common stock issued and outstanding as of April 14, 2023.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
5% or Greater Stockholder
Christopher Constable	3,145,000	(1)	6.7%
Named Executive Officers and Directors
John Keeler	15,107,134	(2)	34.4%
Nubar Herian	205,838	(3)	*
Jeffrey Guzy	292,992	(4)	*
Timothy McLellan	218,440	(5)	*
Trond Ringstad	223,639	(5)	*
Silvia Alana	49,951	(6)	*
Juan Carlos Dalto	80,386	(7)	*
Miozotis Ponce	163,000	(8)	*
All current directors and executive officers as a group (8 persons)	16,341,380		36.8%

* Less than 1%

(1)	Includes (i)12,500 shares underlying a warrant and (ii) 3,120,000 shares issuable upon the exercise of a stock option.
(2)	15,003,801 of such shares are held with Mr. Keeler’s wife as tenants in the entirety and are subject to the terms of a lock-up agreement pursuant to which Mr. Keeler may not sell more than one-third of the common stock held by him in any two-month period. Includes 103,333 shares underlying a stock option which are exercisable within 60 days.

(3)	Includes 103,333 shares underlying stock options which are exercisable within 60 days.
(4)	Includes (i)12,500 shares underlying a warrant and (ii) 103,333 shares underlying stock options exercisable within 60 days.
(5)	Includes 103,333 shares underlying stock options which are exercisable within 60 days.
(6)	Includes 6,548 shares underlying stock options which are exercisable within 60 days.
(7)	Includes 3,333 shares underlying a stock option which are exercisable within 60 days.
(8)	Includes 162,500 shares underlying a stock option which is exercisable in 60 days.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2021 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000, 6% demand promissory notes to John Keeler, our Chief Executive Officer, Executive Chairman and a director. We may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received. On December 30, 2020, we entered into a debt repayment agreement with Mr. Keeler pursuant to which we issued 796,650 shares of common stock to a third party designated by Mr. Keeler as repayment for an aggregate principal amount of $1,593,300 due under four such notes. All interest due on the notes had previously been paid on a monthly basis. As of December 31, 2022, the Company remains indebted to Mr. Keeler under the remaining promissory notes in the aggregate principal amount of $893,000.

John Keeler, our Chief Executive Officer, Executive Chairman and director owns 95% of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Chief Executive Officer, Executive Chairman and director, owns 95% of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

The Company’s transactions with Bacolod were $0 and $1,280,589 for the years ended December 31, 2022 and 2021, respectively. There were no transactions between the Company and Bicol for the years ended December 31, 2022 and 2021.

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

From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,299,984 due as of December 31, 2022 for future shipments from Bacolod.

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

John Keeler, pledged 5,000,000 shares of common stock to secure the Company’s obligations under the $1,000,000 Kenar Note issued on March 26, 2019. On May 21, 2020, the Kenar Note was amended to, among other things, reduce the number of pledged shares by Mr. Keeler to 4,000,000. The Kenar Note was paid off and the pledged shares released as of July 6, 2021. Marcos Herian, President of Kenar, a former 5% stockholder, is the brother of Nubar Herian, a director of our Company.

On March 31, 2021, we issued 136 shares of common stock to a company owned by the stepmother of John Keeler, our Executive Chairman, as a quarterly dividend on the Series A Stock acquired by such company in connection with the Company Settlement. On June 30, 2021, all Series A Stock held by such company were converted into 8,000 shares of common stock. On November 2, 2021 and November 3, 2021, we issued an aggregate of 4,000 shares of common stock to a company owned by the stepmother of John Keeler upon the exercise of warrants for total proceeds of $9,600.

On March 31, 2021, we issued 5,085 shares of common stock to Lunar, as a quarterly dividend on the Series A Stock acquired by Lunar in the Offering. Nubar Herian, a director, is the President of Lunar. On June 30, 2021, all 600 shares of such Series A Stock were converted into 300,000 shares of common stock. On November 5, 2021, a total of 150,000 shares were issued upon the exercise of warrants for total proceeds of $360,000.

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

On March 25, 2021, the Company entered into one-year director service agreements with each of Messrs. Guzy, McLellan, Ringstad, Herian and Keeler, the then current directors. In consideration for their services, each director was issued $25,000 of shares of Common Stock for each year’s service based upon the closing sale price of the Common Stock, on the principal market on which it is then traded, on the final trading day of the calendar year. On April 12, 2021, the Company granted each director an option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, which option vests in equal monthly installments over the course of the year and expires three years from the date they are fully vested. Pursuant to the terms of the director service agreement, on December 31, 2021, the Company issued 10,992 shares of common stock to Nubar Herian, 15,107 shares of common stock to Timothy McLellan, 10,992 shares of common stock to John Keeler, 15,107 shares of common stock to Trond Ringstad, and 19,909 shares of common stock to Jeffrey Guzy for serving as a director of the Company.

On April 20, 2022, the Company entered into new one-year director service agreements (which replaced the agreements entered into in March 2021) with each of the current members of the Board. The agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board, each director will be entitled to a $25,000 annual stock grant and for serving on a committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the Common Stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, each director was granted a five-year option to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share, which shares vest in equal quarterly installments of 1,250 shares during the term of the option.

On June 30, 2021, MO7 Boats LLC, invested $275,000 in a private offering and was issued 137,500 shares of common stock and a warrant to purchase 137,500 shares of common stock. Marcos Herian, managing member and President of MO7 Boats LLC, is the brother of Nubar Herian, a director of our Company.

On June 30, 2021, Promarine Boats LLC, invested $250,000 in a private offering and was issued 125,000 shares of common stock and a warrant to purchase 137,500 shares of common stock. Marcos Herian, managing member of Promarine Boats LLC, is the brother of Nubar Herian, a director of our Company.

On June 30, 2021, R&N Ocean Inc., invested $250,000 in a private offering and was issued 125,000 shares of common stock and a warrant to purchase 137,500 shares of common stock. Marcos Herian, President of Kenar, a former 10% stockholder, is the brother of Nubar Herian, a director of our Company.

On August 3, 2021, the Company issued a stock option to purchase an aggregate of 7,013 shares of common stock at an exercise price of $6.00 per share to Silvia Alana, its chief financial officer.

On February 14, 2023, each of the Company’s executive officers and directors entered into the Aegis Lock-Up.

In connection with a settlement agreement between Nubar Herian, a director, and certain stockholders of the Company, on November 23, 2023, Mr. Herian, paid $43,446 to the Company in full satisfaction of any stockholder claims.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has seven members, Jeffrey J. Guzy, Timothy McLellan, Trond Ringstad, John Keeler, Nubar Herian, Silvia Alana and Juan Carlos Dalto. We believe that all of our directors except Mr. Keeler who serves as our Executive Chairman, and Silvia Alana who serves as our Chief Executive Officer, are “independent” within the definition of independence provided in the Marketplace Rules of the NASDAQ Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the year ended December 31, 2022 and 2021 are set forth below:

Fee Category	Year ended December 31, 2022	Year ended December 31, 2021

Audit fees (1)	$170,500	$148,000
Audit-related fees (2)	48,715	41,000
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$219,215	$189,000

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

4.5	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.10	Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18	Lease Agreement, dated May 1, 2001, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20	$500,000 Demand Note, dated January 4, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21	$200,000 Demand Note, dated March 31, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22	$100,000 Demand Note, dated November 21, 2007, from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23	$516,833.83 Demand Note, dated July 31, 2013 from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.24	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.25	$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.26	$100,000 Promissory Note, dated January 1, 2021, issued to Lobo Holdings, LLLP (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.27	Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.28	4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.29	Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31	Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.33	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.34	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.35	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.36	Mutual Lease Termination Agreement, dated December 31, 2020, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.37	Debt Repayment Agreement, dated December 30, 2020, between the Company and John Keeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on February 9, 2021)

10.38	Investment Banking Agreement, dated July 1, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.39	Amendment No. 1 to Investment Banking Agreement, dated October 30, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.40	Loan and Security Agreement dated March 31, 2021, by and among John Keeler & Co. Inc. and Coastal Pride Seafood, LLC and Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.41	Revolving Credit Note dated March 31, 2021 in the amount of up to $5,000,000 issued by John Keeler & Co. Inc. and Coastal Pride Seafood, LLC to Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.42	Guarantee Agreement dated March 31, 2021 executed by Blue Star Foods Corp. in favor of Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.43	Form of Director Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021

10.44	Stock Purchase Agreement, dated April 27, 2021, by and among the Company, Taste of BC Aquafarms Inc., and Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.45	Second Loan Amendment, dated April 28, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.46	Form of Subscription Agreement for common stock offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.47	Form of common stock Purchase Warrant at $2.00 per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.48	Form of Promissory Note with Taste of BC Aquafarms, Inc. Sellers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.49	First Amendment to Stock Purchase Agreement, dated June 24, 2021, by and among, the Company, Taste of BC Aquafarms, Inc, Steven Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.50	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 24, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.51	$100,000 Promissory Note, dated July 1, 2021, issued to Lobo Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.52	Note Payoff Indemnity Agreement, dated July 6, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.53	Employment At Will Agreement, dated August 3, 2020, between the Company and Silvia Alana (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.54	Investment Banking Engagement Agreement, dated July 8, 2021, between the Company and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.55	Consulting Agreement, dated July 8, 2021, between the Company and MEC Consulting, Inc. (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.56	Form of Warrant issuable to Newbridge Securities Corporation (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2021)

10.57	Securities Purchase Agreement, dated January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.58	Warrant, dated January 24, 2022, issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.59	Security Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.60	Stock Pledge Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.61	Form of Warrant, dated November 5, 2021 issued to Newbridge Securities Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

10.62	Asset Purchase Agreement, dated February 3, 2022, between Coastal Pride Seafood, LLC, Gault Seafood, LLC and Robert J. Gault II (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.63	Consulting Agreement, dated February 3, 2022 between Coastal Pride Seafood, LLC and Robert J. Gault (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.64	Leak-Out Agreement, dated February 3, 2022 for Robert J. Gault (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.65	Fingerling Supply Agreement, dated December 3, 2021, between Taste of BC Aquafarms Inc. and West Coast Fishculture (Lois Lake) Ltd. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.66	Form of Director Service Agreement, dated April 20, 2022 (incorporated by reference to Exhibit 10.66 to the Company’s Current Report of Form 8-K filed with the Sec on April 25, 2022)

10.67*	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Steven and Janet Atkinson

10.68*	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Kathryn Atkinson

10.69*	Vendor and Supply Agreement, effective January 28, 2023, between the Company and Just Food For Dogs, LLC

10.70	Warrant Agent Agreement, dated February 10, 2023, between the Company and VStock Transfer, LLC, including the Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: April 17, 2023	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Dated: April 17, 2023	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	April 17, 2023
John Keeler

/s/ Silvia Alana	Chief Financial Officer and Director	April 17, 2023
Silvia Alana

/s/ Nubar Herian	Director	April 17, 2023
Nubar Herian

/s/ Jeffrey J. Guzy	Director	April 17, 2023
Jeffrey J. Guzy

/s/ Timothy McLellan	Director	April 17, 2023
Timothy McLellan

/s/ Trond Ringstad	Director	April 17, 2023
Trond Ringstad

/s/ Juan Carlos Dalto	Director	April 17, 2023
Juan Carlos Dalto

