Form 10-Q
period 2023-03-31
Blue Star Foods Corp.
filed 2023-05-22
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

or

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

As of May 22, 2023, there were 47,690,358 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 which we filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”), and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) and Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2023	DECEMBER 31, 2022
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$187,260	$9,262
Restricted cash	1,650	-
Accounts receivable, net of allowances and credit losses of $22,725 and $22,725	1,045,344	813,416
Inventory, net	3,513,618	4,808,152
Advances to related party	218,525	218,525
Other current assets	923,286	671,933
Total Current Assets	5,889,683	6,521,288
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	133,878	120,400
RIGHT OF USE ASSET	181,119	197,540
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	102,097	103,720
TOTAL ASSETS	$8,042,306	$8,678,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$1,166,746	$2,401,243
Working capital line of credit	1,487,640	1,776,068
Deferred income	46,731	47,078
Current maturities of long-term debt, net of discounts	2,618,371	3,439,557
Current maturities of lease liabilities	53,196	57,329
Current maturities of related party long-term notes	250,000	100,000
Loan payable	29,196	29,413
Related party notes payable - subordinated	893,000	893,000
Other current liabilities	790,881	790,881
Total Current Liabilities	7,335,761	9,534,569
LONG-TERM LIABILITIES
Lease liability, net of current portion	127,307	139,631
Related party notes, net of current portion	100,000	250,000
TOTAL LIABILITIES	7,563,068	9,924,200
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023, and 0 shares issued and outstanding as of December 31, 2022	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 43,776,933 shares issued and outstanding as of March 31, 2023, and 26,766,425 shares issued and outstanding as of December 31, 2022	4,413	2,704
Additional paid-in capital	31,991,949	28,326,546
Accumulated other comprehensive loss	(150,279)	(235,853)
Accumulated deficit	(31,290,522)	(29,339,120)
Treasury stock, 151,284 shares as of March 31, 2023 and 0 shares as of December 31, 2022	(76,323)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	479,238	(1,245,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,042,306	$8,678,477

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2023	2022

REVENUE, NET	$1,898,439	$5,324,302

COST OF REVENUE	1,614,077	4,836,563

GROSS PROFIT	284,362	487,739

COMMISSIONS	973	-
SALARIES AND WAGES	530,838	575,449
DEPRECIATION AND AMORTIZATION	2,669	164,595
OTHER OPERATING EXPENSES	700,090	596,474

LOSS FROM OPERATIONS	(950,208)	(848,779)

OTHER INCOME	1,902	29,629
LOSS ON SETTLEMENT OF DEBT	(648,430)	-
INTEREST EXPENSE	(354,666)	(234,716)

NET LOSS	(1,951,402)	(1,053,866)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,951,402)	$(1,053,866)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	85,574	35,411

COMPREHENSIVE LOSS	(1,865,828)	(1,018,455)

Loss per common share:
Net loss per common share - basic and diluted	$(0.06)	$(0.04)
Weighted average common shares outstanding - basic and diluted	33,776,858	24,304,881

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity
December 31, 2022	-	$-	26,766,425	$2,704	$28,326,546	$(29,339,120)	$-	$(235,853)	$(1,245,723)
Stock based compensation	-	-	-	-	20,190	-	-	-	20,190
Common stock issued for service	-	-	65,754	9	22,991	-	-	-	23,000
Common stock issued for note payment	-	-	7,470,648	748	1,742,482	-	-	-	1,743,230
Common stock issued for cash	-	-	9,474,106	952	1,879,740	-	-	-	1,880,692
Repurchase of common stock	-	-	-	-	-	-	(76,323)	-	(76,323)
Net Loss	-	-	-	-	-	(1,951,402)	-	-	(1,951,402)
Cumulative translation adjustment	-	-	-	-	-	-	-	85,574	85,574
March 31, 2023	-	$-	43,776,933	$4,413	$31,991,949	$(31,290,522)	$(76,323)	$(150,279)	$479,238

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	(Deficit)
December 31, 2021	-	$-	24,671,318	$2,480	$25,102,879	$(16,144,151)	$-	$(54,240)	$8,906,968
Stock based compensation	-	-	-	-	193,631	-	-	-	193,631
Warrants issued on convertible debt note	-	-	-	-	956,301	-	-	-	956,301
Common stock issued for service	-	-	20,385	4	73,967	-	-	-	73,971
Common stock issued for asset acquisition			167,093	17	359,233	-	-	-	359,250
Common stock issued from exercise of warrants			125,000	13	249,987	-	-	-	250,000
Net Loss	-	-	-	-	-	(1,053,866)	-	-	(1,053,866)
Comprehensive Income	-	-	-	-	-	-	-	35,411	35,411
March 31, 2022	-	$-	24,983,796	$2,514	$26,935,998	$(17,198,017)	$-	(18,829)	$9,721,666

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,951,402)	$(1,053,866)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	20,190	193,631
Common stock issued for service	23,000	73,971
Depreciation of fixed assets	1,046	55,628
Amortization of intangible assets	1,623	95,086
Amortization of debt discounts	273,614	173,027
Amortization of loan costs	-	13,881
Loss on settlement of debt	648,430	-
Lease expense	16,422	7,177
Bad debt expense	-	322
Changes in operating assets and liabilities:
Accounts receivables	(231,928)	(2,623,580)
Inventories	1,294,534	(921,743)
Advances to related parties	-	(26,000)
Other current assets	(251,352)	1,570,625
Right of use liability	(16,457)	(7,213)
Accounts payable and accruals	(1,234,498)	(427,538)
Deferred income	-	2,682
Other current liabilities	-	(140,000)
Net Cash (Used in) Operating Activities	(1,406,778)	(3,013,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	-	(398,482)
Purchases of fixed assets	(15,351)	(73,870)
Net Cash (Used in) Investing Activities	(15,351)	(472,352)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	1,880,692	-
Proceeds from common stock warrants exercised	-	250,000
Proceeds from working capital line of credit	1,165,765	3,009,349
Proceeds from convertible debt	-	4,762,855
Repayments of working capital line of credit	(1,454,193)	(2,630,786)
Repayments of related party notes payable	-	(110,000)
Purchase of treasury stock	(76,323)	-
Payment of loan costs	-	(25,000)
Net Cash Provided by Financing Activities	1,515,941	5,256,418

Effect of Exchange Rate Changes on Cash	85,836	55,003

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	179,648	1,825,159

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – BEGINNING OF PERIOD	9,262	1,155,513

CASH, CASH EQUIVALENTS AND RESTRICTED CASH – END OF PERIOD	$188,910	$2,980,672

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$86,811	$63,490

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Warrants issued for convertible debt	-	956,301
Common stock issued for asset acquisition	-	359,250
Common stock issued for partial settlement of note payable	1,743,230	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Blue Star Foods Corp., a Delaware corporation (“we”, “our”, the “Company”), is an international sustainable marine protein company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company has two other subsidiaries, Coastal Pride and TOBC who maintain the Company’s fresh crab meat and steelhead salmon businesses, respectively. The Company’s current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon and rainbow trout produced under the brand name Little Cedar Farms for distribution in Canada.

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (“Gault Seafood”), and Robert J. Gault II, President of Gault Seafood (“Gault”) pursuant to which Coastal Pride acquired all of the Seller’s right, title and interest in and to assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the soft-shell crab business. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 167,093 shares of common stock of the Company with a fair value of $359,250. Such shares were subject to a leak-out agreement pursuant to which Gault Seafood could not sell or otherwise transfer the shares until February 3, 2023.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023 for a broader discussion of our business and the risks inherent in such business.

Advances to Suppliers and Related Party

In the normal course of business, the Company may advance payments to its suppliers, including of Bacolod Blue Star Export Corp. (“Bacolod”), a related party based in the Philippines. These advances are in the form of prepayments for products that will ship within a short window of time. In the event that it becomes necessary for the Company to return products or adjust for quality issues, the Company is issued a credit by the vendor in the normal course of business and these credits are also reflected against future shipments.

As of March 31, 2023, and December 31, 2022, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the three months ended March 31, 2023 and 2022.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Mexico, Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

Cash, Cash Equivalents and Restricted Cash

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

The Company considers any cash balance in the lender designated cash collateral account as restricted cash. All cash proceeds must be deposited into the cash collateral account, and will be cleared and applied to the line of credit. The Company has no access to this account, and the purpose of the funds is restricted to repayment of the line of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets that agrees to the total of those amounts as presented in the consolidated statements of cash flows as of March 31, 2023 and December 31 2022:

	March 31, 2023	December 31, 2022

Cash	$187,260	$9,262
Restricted cash	1,650	-
Cash, cash equivalents and restricted cash	$188,910	$9,262

Accounts Receivable

Accounts receivable consist of unsecured obligations due from customers under normal trade terms, usually net 30 days. The Company grants credit to its customers based on the Company’s evaluation of a particular customer’s credit worthiness.

Allowances for credit losses are maintained for potential credit losses based on the age of the accounts receivable and the results of the Company’s periodic credit evaluations of its customers’ financial condition. Receivables are written off as uncollectible and deducted from the allowance for doubtful accounts after collection efforts have been deemed to be unsuccessful. Subsequent recoveries are netted against the allowance for credit losses. The Company generally does not charge interest on receivables.

Receivables are net of estimated allowances for credit losses and sales return, allowances and discounts. They are stated at estimated net realizable value. No additional allowances for credit losses, sales returns, discounts and refunds were recorded for the three months ended March 31, 2023.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the three months ended March 31, 2023, the Company recorded no inventory write-downs or allowances. For the year ended December 31, 2022, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $743,218 which was charged to cost of goods sold.

The Company’s inventory as of March 31, 2023 and December 31 2022 consists of:

	March 31, 2023	December 31, 2022

Inventory purchased for resale	$3,372,080	$3,052,518
Feeds and eggs processed	141,538	156,984
In-transit inventory	-	1,598,650
Inventory, net	$3,513,618	$4,808,152

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2023. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2023.

March 31, 2023
Assets
Operating lease assets	$181,119

Liabilities
Current
Operating lease liabilities	$53,196
Noncurrent
Operating lease liabilities	$127,307

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,422
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2023
Weighted-average remaining lease term
Operating leases	3.53 years
Weighted-average discount rate
Operating leases	6.7%

Maturities of lease liabilities as of March 31, 2023 were as follows:

Operating Leases

2023 (nine months remaining)	50,764
2024	58,673
2025	43,613
2026	43,613
2027	10,904
Thereafter
Total lease payments	207,567
Less: amount of lease payments representing interest	(27,064)
Present value of future minimum lease payments	$180,503
Less: current obligations under leases	$(53,196)
Non-current obligations	$127,307

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

The Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of goodwill and recognized an impairment loss on goodwill of $1,244,309 related to Coastal Pride and TOBC for the year ended December 31, 2022. No impairment was recognized for the three months ended March 31, 2023.

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

In accordance with its policies, the Company performed an assessment of its long-lived assets and recognized an impairment loss on customer relationships, trademarks, non-compete agreements of $1,595,677, $1,006,185 and $78,116, respectively, and an impairment on fixed assets of $1,873,619 for the year ended December 31, 2022. No impairment was recognized during the three months ended March 31, 2023.

Foreign Currency Exchange Rates Risk

The Company manages its exposure to fluctuations in foreign currency exchange rates through its normal operating activities. Its primary focus is to monitor exposure to, and manage, the economic foreign currency exchange risks faced by, its operations and realized when the Company exchanges one currency for another. The Company’s operations primarily utilize the U.S. dollar and Canadian dollar as its functional currencies. Movements in foreign currency exchange rates affect its financial statements.

Recent Accounting Pronouncements

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are Securities and Exchange Commission filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU on January 1, 2023 related to receivables and determined no material impact of the adoption of the ASU on the Company’s consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2023, the Company incurred a net loss of $1,951,402, had an accumulated deficit of $31,290,522 and a working capital deficit of $1,446,078, inclusive of $893,000 in stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $923,286 as of March 31, 2023 and $671,933 as of December 31, 2022. As of March 31, 2023, approximately $525,000 of the balance was related to prepaid inventory to the Company’s suppliers. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	March 31, 2023	December 31, 2022
Computer equipment	$42,857	$97,624
RAS system	111,018	2,089,909
Automobiles	-	122,715
Leasehold improvements	15,350	89,055
Total	169,225	2,399,303
Less: Accumulated depreciation and impairment	(35,347)	(2,278,903)
Fixed assets, net	$133,878	$120,400

For the three months ended March 31, 2023 and 2022, depreciation expense totaled approximately $1,000 and $56,000, respectively.

Note 6. Debt

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance in order to increase imports to meet customer demand. On July 29, 2022, the Loan Agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of March 31, 2023, the interest rate was 16.75% which includes a default rate of 3%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

As of March 31, 2023, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the month of March 2023. Lighthouse has notified the Borrowers as to this default but, to date, has elected not to exercise its rights and remedies under the loan documents.

During the three months ended March 31, 2023, cash proceeds from the working capital line of credit totaled $1,165,765 and cash payments to the working capital line of credit totaled $1,454,193. The outstanding balance owed to Lighthouse as of March 31, 2023 was $1,487,640.

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of approximately $893,000 of principal at March 31, 2023 and interest expense of $13,140 and $14,400 during the three months ended March 31, 2023 and 2022, respectively. These notes are payable on demand, bear an annual interest rate of 6% and are subordinated to the Lighthouse note. The Company made no principal payments during the three months ended March 31, 2023.

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

On March 31, 2023, $3,495 of the outstanding interest to date was accrued on the note by the Company.

Interest expense for the note totaled approximately $3,500 and $4,500 during the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the outstanding balance on the note totaled $350,000.

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

Interest expense for the note totaled approximately $0 and $600 during the three months ended March 31, 2023 and 2022, respectively.

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

Interest expense for the note totaled approximately $0 and $500 during the three months ended March 31, 2023 and 2022, respectively.

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

Interest expense for the note totaled approximately $0 and $300 during the three months ended March 31, 2023 and 2022, respectively.

Lind Global Fund II LP note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments. The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $273,614 and $173,027 for the three months ended March 31, 2023 and March 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the unamortized discount on the note totaled $370,163 and $643,777, respectively.

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

During the three months ended March 31, 2023, the Company made principal payments on the note totaling $1,094,800 through the issuance of an aggregate of 7,470,648 shares of common stock. As of March 31, 2023 and December 31, 2022, the outstanding balance on the note was $2,618,371 and $3,439,557, net of debt discount of $370,164 and $643,778, respectively.

Note 7. Stockholders’ Equity

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

On April 4, 2022, the Company issued 9,569 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $5,000 for the three months ended March 31, 2023 in connection with these shares.

On January 1, 2023, February 1, 2023 and March 1, 2023, the Company issued 15,000 shares, 11,538 shares and 39,216 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

In January 2023, the Company sold an aggregate of 474,106 shares of common stock for net proceeds of $182,982 in an “at the market” offering pursuant to a sales agreement between the Company and Roth Capital Partners, LLC (“Roth”). On January 31, 2023, 151,284 of shares were repurchased from Roth for $76,323. The offering was terminated on February 2, 2023.

On February 14, 2023, the Company issued 8,200,000 shares of common stock and 800,000 pre-funded warrants to purchase common stock to Aegis Capital Corp. (“Aegis”) for net proceeds of $1,692,000 in connection with an underwritten offering.

During the three months ended March 31, 2023, the Company issued an aggregate of 7,470,648 shares of common stock to Lind with a fair value of $1,743,230 as payment of $1,094,800 of note principal due on the convertible promissory note, and recorded a loss of $648,430.

Note 8. Options

The following table represents option activity for the three months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	4,461,511	$2.00	5.25
Exercisable – December 31, 2022	4,121,633	$2.00	5.28	$-
Granted	-	$-
Forfeited	-	$-
Vested	4,168,036
Outstanding – March 31, 2023	4,461,511	$1.51	5.01
Exercisable – March 31, 2023	4,168,036	$1.51	5.04	$-

For the three months ended March 31, 2023, the Company recognized $20,190 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2022.

Note 9. Warrants

The following table represents warrant activity for the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	2,413,500	$3.11	1.32
Exercisable – December 31, 2022	2,413,500	$3.11	1.32	$-
Granted	800,000	$0.20
Exercised	(800,000)	$0.20
Forfeited or Expired	-	$-
Outstanding – March 31, 2023	2,413,500	$3.11	1.08
Exercisable – March 31, 2023	2,413,500	$3.11	1.08	$-

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

During the three months ended March 31, 2023, the Company issued 800,000 shares of common stock at an exercise price of $0.199 pursuant to pre-funded warrants issued to Aegis in connection with an underwritten offering.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $23,200 on the lease for the three months ended March 31, 2022. For the three months ended March, 31, 2023, the Company has paid $17,400 on this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina. This office space consists of two leases with related parties for $1,255 and $750 per month that expire in 2024. For the three months ended March 31, 2023, Coastal Pride has paid $4,515 on the leases.

On February 3, 2022, in connection with the acquisition of certain assets of Gault, the Company entered into a one-year lease agreement for 9,050 square feet from Gault in Beaufort, South Carolina for $1,000 per month until a new facility is completed. On February 3, 2023, the lease with Gault was renewed for $1,500 per month until February 2024.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners, under a lease that expired December 1, 2021. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes and paid CAD$23,310 for rent for the year ended December 31, 2022 and an additional five-year lease with Kathryn Atkinson, spouse of TOBC’s President, for CAD$2,370 per month plus taxes and paid CAD$21,330 for rent for the year ended December 31, 2022. For the three months ended March 31, 2023, TOBC paid CAD$7,770 for rent under the Steve Atkinson and Janet Atkinson lease and CAD$7,110 for rent under the Kathryn Atkinson lease. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses amounted to approximately $44,500 and $23,800 for the three months ended March 31, 2023 and 2022, respectively.

Note 11. Subsequent Events

On April 1, 2023 and May 1, 2023, the Company issued 47,244 and 48,000 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

On May 16, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”). Pursuant to the ELOC Purchase Agreement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $10,000,000 of the Company’s common stock. The purchase price of the shares of common stock to be purchased under the ELOC Purchase Agreement will be equal to 80% of the two lowest daily VWAPs during a valuation period of six trading days, beginning three trading days preceding the draw down or put notice to three trading days commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the ELOC Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 300% of the average daily trading value of the common stock over the ten days preceding the Request Notice date. In addition, pursuant to the ELOC Purchase Agreement, the Company agreed to issue to ClearThink 1,250,000 restricted shares of the Company’s common stock as a commitment fee.

In connection with the ELOC Purchase Agreement, the Company entered into a registration rights agreement with ClearThink under which the Company agreed to file a registration statement with the Securities and Exchange Commission covering the shares of common stock issuable under the ELOC Purchase Agreement.

On May 16, 2023, the Company and ClearThink also entered into a securities purchase agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 1,000,000 shares of the Company’s restricted common stock for a total purchase price of $200,000 in four closings. The first closing occurred on May 16, 2023 and the second, third, and fourth closings will occur within 60 days after the first closing.

The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of common stock.

On May 17, 2023, the Company issued 1,818,181 shares of common stock to Lind with a fair value of $223,636 as payment of $160,000 of note principal due on the convertible promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with the financial statements and the related notes thereto contained in this Quarterly Report. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Recent Events

Clear Think Capital Partners Equity Line

On May 16, 2023, the Company entered into a purchase agreement (the “ELOC Purchase Agreement”) with ClearThink Capital Partners, LLC (“ClearThink”). Pursuant to the ELOC Purchase Agreement, ClearThink has agreed to purchase from the Company, from time to time upon delivery by the Company to ClearThink of request notices (each a “Request Notice”), and subject to the other terms and conditions set forth in the ELOC Purchase Agreement, up to an aggregate of $10,000,000 of the Company’s common stock. The purchase price of the shares of common stock to be purchased under the ELOC Purchase Agreement will be equal to 80% of the two lowest daily VWAPs during a valuation period of six trading days, beginning three trading days preceding the draw down or put notice to three trading days commencing on the first trading day following delivery and clearing of the delivered shares. Each purchase under the ELOC Purchase Agreement will be in a minimum amount of $25,000 and a maximum amount equal to the lesser of (i) $1,000,000 and (ii) 300% of the average daily trading value of the common stock over the ten days preceding the Request Notice date. In addition, pursuant to the ELOC Purchase Agreement, the Company agreed to issue to ClearThink 1,250,000 restricted shares of the Company’s common stock as a commitment fee.

On May 16, 2023, the Company and ClearThink also entered into a securities purchase agreement (the “SPA”) under which ClearThink has agreed to purchase from the Company an aggregate of 1,000,000 shares of the Company’s restricted common stock for a total purchase price of $200,000 in four closings. The first closing occurred on May 16, 2023 and the second, third, and fourth closings will occur within 60 days after the first closing.

The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of common stock.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 17, 2023, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company has not regained compliance with the minimum bid price requirement in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) for continued listing on The Nasdaq Capital Market and is not eligible for a second 180 day period to regain compliance with the Minimum Bid Price Requirement. Accordingly, unless the Company timely requests an appeal of this determination before the Nasdaq Hearings Panel (the “Panel”), the Company’s securities will be scheduled for delisting from The Nasdaq Capital Market and will be suspending at the opening of business on May 26, 2023.

On May 22, 2023, the Company has timely request a hearing before the Panel, at which hearing the Company will provide its plan to regain compliance with the Minimum Bid Price Requirement. The Company’s request for a hearing will stay any suspension or delisting action by Nasdaq pending the Panel’s final decision.

On May 10, 2023, the Company held a special meeting of stockholders at which the Company’s stockholders approved the adoption and approval of an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the shares of the Company’s common stock at a specific ratio, ranging from one-for-two (1:2) to one-for-fifty (1:50), with the exact ratio to be determined by the Company’s board of directors without further approval or authorization of the Company’s stockholders, in order to regain compliance with the Minimum Bid Price Requirement.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended March 31, 2023 and 2022

Net Revenue. Revenue for the three months ended March 31, 2023 decreased 64.3% to $1,898,439 as compared to $5,324,302 for the three months ended March 31, 2022 as a result of decrease in poundage sold during the three months ended March 31, 2023.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2023 decreased to $1,614,077 as compared to $4,836,563 for the three months ended March 31, 2022. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit. Gross profit for the three months ended March 31, 2023 decreased to $284,362 as compared to gross profit of $487,739 in the three months ended March 31, 2022. This decrease is attributable to decrease in sales.

Commissions Expense. Commissions expense increased to $973 for the three months ended March 31, 2023 from $0 for the three months ended March 31, 2022. This increase was due to higher commissionable revenues for the three months ended March 31, 2023.

Salaries and Wages Expense. Salaries and wages expense decreased to $530,838 for the three months ended March 31, 2023 as compared to $575,449 for the three months ended March 31, 2022. This decrease is mainly attributable to strategic reduction in salaries for the three months ended March 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $2,669 for the three months ended March 31, 2023 as compared to $164,595 for the three months ended March 31, 2022. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Other Operating Expense. Other operating expense increased to $700,090 for the three months ended March 31, 2023 from $596,474 for the three months ended March 31, 2022. This increase is mainly attributable to legal and professional related to our business operations.

Other Income. Other income decreased for the three months ended March 31, 2023 to $1,902 from $29,629 for the three months ended March 31, 2022. This decrease is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company during the three months ended March 31, 2022 and no such collection in the three months ended March 31, 2023.

Loss on Settlement of Debt. Loss on settlement of debt increased to $648,430 for the three months ended March 31, 2023 from $0 for the three months ended March 31, 2022. The increase is attributable to the fair value of common stock issued was higher than the principal amount paid.

Interest Expense. Interest expense increased to $354,666 for the three months ended March 31, 2023 from $234,716 for the three months ended March 31, 2022. The increase is attributable to the amortization of the Lind convertible debt discount.

Net Loss. Net loss was $1,951,402 for the three months ended March 31, 2023 as compared to $1,053,866 for the three months ended March 31, 2022. The increase in net loss is primarily attributable to increases in other operating expenses and loss on settlement of debt.

Liquidity and Capital Resources

The Company had cash of $188,910 as of March 31, 2023, of which $1,650 was restricted cash. At March 31, 2023, the Company had a working capital deficit of $1,446,078, including $893,000 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $3,513,618 and accounts receivable of $1,045,344.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the three months ended March 31, 2023 was $1,406,778 as compared to cash used in operating activities of $3,013,910 for the three months ended March 31, 2022. The decrease is primarily attributable to non-cash adjustment to net loss, which includes loss on settlement of debt of $648,430 and decrease in inventory of $1,294,534 and payables of $1,234,498, offset by the increase in accounts receivable and other current assets of $483,281 for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.

Cash (Used in) Investing Activities. Cash used in investing activities for the three months ended March 31, 2023 was $15,351 as compared to cash used in investing activities of $472,352 for the three months ended March 31, 2022. The decrease was mainly attributable to a decrease in the purchase of fixed assets for the three months ended March 31, 2023 compared to the acquisition of the soft-shell crab operations during the three months ended March 31, 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2023 was $1,515,941 as compared to cash provided by financing activities of $5,256,418 for the three months ended March 31, 2022. The decrease is mainly attributable to the convertible debt net proceeds of $4,762,855 during the three months ended March 31, 2022 which did not recur during the three months ended March 31, 2023.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and will pay an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance. in order to increase imports to meet customer demand. On July 29, 2022, the Loan Agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter. As of March 31, 2023, the interest rate was 16.75% which includes a default rate of 3%.

The line of credit is secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

As of March 31, 2023, the Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the month of March 2023. Lighthouse has notified the Borrowers as to this default but, to date, has elected not to exercise its rights and remedies under the loan documents.

During the three months ended March 31, 2023, cash proceeds from the working capital line of credit totaled $1,165,765 and cash payments to the working capital line of credit totaled $1,454,193. The outstanding balance owed to Lighthouse as of March 31, 2023 was $1,487,640.

John Keeler Promissory Notes – Subordinated

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of March 31, 2023, approximately $893,000 of principal remains outstanding and approximately $13,140 of interest was paid under the notes during the three months ended March 31, 2023. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made no principal payments during the three months ended March 31, 2023.

Lind Global Fund II LP note

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

During the three months ended March 31, 2023, the Company made principal payments on the note totaling $1,094,800 through the issuance of an aggregate of 7,470,648 shares of common stock. As of March 31, 2023 and December 31, 2022, the outstanding balance on the note was $2,618,371 and $3,439,557, net of debt discount of $370,164 and $643,778, respectively.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

● inadequate control over the monitoring of inventory maintained in the Company’s third-party warehouse;

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

On April 1, 2023 and May 1, 2023, the Company issued 47,244 and 48,000 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

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

BLUE STAR FOODS CORP.

Dated: May 22, 2023	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 22, 2023	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

