Form 10-Q
period 2023-06-30
Blue Star Foods Corp.
filed 2023-08-21
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

or

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

As of August 21, 2023, there were 3,068,412 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

All references to shares of common stock of the Company in this Quarterly Report have been adjusted to reflect the Company’s 1:20 reverse stock split effective as of June 21, 2023 (the “Reverse Stock Split”).

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2023	DECEMBER 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,092	$9,262
Accounts receivable, net of allowances and credit losses of $29,019 and $22,725	261,576	813,416
Inventory, net	3,150,055	4,808,152
Advances to related party	218,525	218,525
Other current assets	1,213,871	671,933
Total Current Assets	4,851,119	6,521,288
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	136,252	120,400
RIGHT OF USE ASSET	173,888	197,540
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	125,475	103,720
TOTAL ASSETS	$7,022,263	$8,678,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$1,246,465	$2,401,243
Working capital line of credit	-	1,776,068
Deferred income	48,170	47,078
Current maturities of long-term debt, net of discounts	2,250,343	3,439,557
Current maturities of lease liabilities	52,657	57,329
Current maturities of related party long-term notes	275,000	100,000
Loan payable	514,711	29,413
Related party notes payable - subordinated	830,339	893,000
Derivative liability	430,402	-
Warrant liability	116,247	-
Other current liabilities	790,881	790,881
Total Current Liabilities	6,555,215	9,534,569
LONG-TERM LIABILITIES
Lease liability, net of current portion	120,611	139,631
Debt, net of current portion and discounts	287,149	-
Related party notes, net of current portion	75,000	250,000
TOTAL LIABILITIES	7,037,975	9,924,200
STOCKHOLDERS’ DEFICIT
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023, and 0 shares issued and outstanding as of December 31, 2022	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,716,288 shares issued and outstanding as of June 30, 2023, and 1,338,321 shares issued and outstanding as of December 31, 2022	5,311	2,704
Additional paid-in capital	32,984,580	28,326,546
Accumulated other comprehensive loss	(187,023)	(235,853)
Accumulated deficit	(32,742,257)	(29,339,120)
Treasury stock, 7,564 shares as of June 30, 2023 and 0 shares as of December 31, 2022	(76,323)	-
TOTAL STOCKHOLDERS’ DEFICIT	(15,712)	(1,245,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,022,263	$8,678,477

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
REVENUE, NET	$1,655,562	$2,958,866	$3,554,001	$8,283,168

COST OF REVENUE	1,574,547	2,621,112	3,188,624	7,457,675

GROSS PROFIT	81,015	337,754	365,377	825,493

COMMISSIONS	773	21,377	1,746	21,377
SALARIES AND WAGES	466,127	571,076	996,965	1,146,525
DEPRECIATION AND AMORTIZATION	27,668	110,201	30,337	274,796
OTHER OPERATING EXPENSES	662,699	767,302	1,362,789	1,363,776

LOSS FROM OPERATIONS	(1,076,252)	(1,132,202)	(2,026,460)	(1,980,981)

OTHER INCOME	25,292	17,041	27,194	46,670
INTEREST INCOME	24	-	24	-
LOSS ON SETTLEMENT OF DEBT	(184,589)	-	(833,019)	-
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	99,577	-	99,577	-
INTEREST EXPENSE	(315,787)	(322,052)	(670,453)	(556,768)

NET LOSS	(1,451,735)	(1,437,213)	(3,403,137)	(2,491,079)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,451,735)	$(1,437,213)	$(3,403,137)	$(2,491,079)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(36,744)	(37,197)	48,830	(1,786)

COMPREHENSIVE LOSS	$(1,488,479)	$(1,474,410)	$(3,354,307)	$(2,492,865)

Loss per common share:
Net loss per common share - basic and diluted	$(0.61)	$(1.20)	$(1.68)	$(2.00)
Weighted average common shares outstanding - basic and diluted	2,365,780	1,251,310	2,029,181	1,247,351

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	(Deficit)
December 31, 2022	-	$-	1,338,321	$2,704	$28,326,546	$(29,339,120)	$-	$(235,853)	$(1,245,723)
Stock based compensation	-	-	-	-	20,190	-	-	-	20,190
Common stock issued for service	-	-	3,288	9	22,991	-	-	-	23,000
Common stock issued for note payment	-	-	373,533	748	1,742,482	-	-	-	1,743,230
Common stock issued for cash	-	-	473,705	952	1,879,740	-	-	-	1,880,692
Repurchase of common stock	-	-	-	-	-	-	(76,323)	-	(76,323)
Net Loss	-	-	-	-	-	(1,951,402)	-	-	(1,951,402)
Cumulative translation adjustment	-	-	-	-	-	-	-	85,574	85,574
March 31, 2023	-	$-	2,188,847	$4,413	$31,991,949	$(31,290,522)	$(76,323)	$(150,279)	$479,238
Stock based compensation	-	-	-	-	16,940	-	-	-	16,940
Common stock issued for service	-	-	70,323	140	17,860	-	-	-	18,000
Common stock issued for note payment	-	-	407,118	658	757,931	-	-	-	758,589
Common stock issued for cash	-	-	50,000	100	199,900	-	-	-	200,000
Repurchase of common stock	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(1,451,735)	-	-	(1,451,735)
Cumulative translation adjustment	-	-	-	-	-	-	-	(36,744)	(36,744)
June 30, 2023	-	$-	2,716,288	$5,311	$32,984,580	$(32,742,257)	$(76,323)	$(187,023)	$(15,712)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income	Equity
December 31, 2021	-	$-	1,233,566	$2,480	$25,102,879	$(16,144,151)	$-	$(54,240)	$8,906,968
Stock based compensation	-	-	-	-	193,631	-	-	-	193,631
Warrants issued on convertible debt note	-	-	-	-	956,301	-	-	-	956,301
Common stock issued for service	-	-	1,019	4	73,967	-	-	-	73,971
Common stock issued for asset acquisition			8,355	17	359,233	-	-	-	359,250
Common stock issued from exercise of warrants			6,250	13	249,987	-	-	-	250,000
Net Loss	-	-	-	-	-	(1,053,866)	-	-	(1,053,866)
Comprehensive Income	-	-	-	-	-	-	-	35,411	35,411
March 31, 2022	-	$-	1,249,190	$2,514	$26,935,998	$(17,198,017)	$-	(18,829)	$9,721,666
Stock based compensation	-	-	-	-	151,252	-		-	151,252
Common stock issued for service	-	-	3,991	11	257,351	-		-	257,362
Net Loss	-	-	-	-	-	(1,437,213)		-	(1,437,213)
Comprehensive Income	-	-	-	-	-	-		(37,197)	(37,197)
June 30, 2022	-	$-	1,253,181	$2,525	$27,344,601	$(18,635,230)		$(56,026)	$8,655,870

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,403,137)	$(2,491,079)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	37,130	344,883
Common stock issued for service	41,000	331,333
Depreciation of fixed assets	2,092	111,017
Amortization of intangible assets	28,245	138,779
Amortization of debt discounts	497,961	430,473
Amortization of loan costs	-	25,000
Loss on settlement of debt	833,019	-
Lease expense	23,653	21,441
Bad debt expense	-	322
Credit loss expense	6,068	-
Gain on revaluation of fair value of derivative and warrant liabilities	(99,577)	-
Changes in operating assets and liabilities:
Accounts receivables	545,772	(20,356)
Inventories	1,658,097	(3,570,541)
Advances to related parties	-	(41,259)
Other current assets	(540,070)	1,267,295
Right of use liability	(23,692)	(21,513)
Other assets	(25,000)	(75,000)
Accounts payable and accruals	(1,154,778)	(264,072)
Deferred income	-	(664)
Other current liabilities	-	(200,000)
Net Cash (Used in) Operating Activities	(1,573,217)	(4,013,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	-	(398,482)
Purchases of fixed assets	(15,351)	(100,553)
Net Cash (Used in) Investing Activities	(15,351)	(499,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	2,080,692	-
Proceeds from common stock warrants exercised	-	250,000
Proceeds from working capital line of credit	2,405,034	9,121,458
Proceeds from short-term loan	500,000	-
Proceeds from convertible debt	915,000	4,762,855
Repayments of working capital line of credit	(4,182,971)	(8,038,337)
Repayments of short-term loan	(40,385)	-
Repayments of related party notes payable	(62,661)	(145,000)
Purchase of treasury stock	(76,323)	-
Payment of loan costs	-	(25,000)
Net Cash Provided by Financing Activities	1,538,386	5,925,976

Effect of Exchange Rate Changes on Cash	48,012	17,365

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,170)	1,430,365

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,262	1,155,513

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,092	$2,585,878

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$174,677	$128,491

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating lease assets recognized in exchange for operating lease liabilities	$-	$185,135
Warrants issued for convertible debt	-	956,301
Common stock issued for asset acquisition	-	359,250
Common stock issued for partial settlement of note payable	2,501,819	-
Derivative liability recognized on issuance of convertible note	264,688	-
Warrant liability recognized on issuance of convertible note	381,538	-

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

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (“Gault Seafood”), and Robert J. Gault II, President of Gault Seafood (“Gault”) pursuant to which Coastal Pride acquired all of the Seller’s right, title and interest in and to assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the soft-shell crab business. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 8,355 shares of common stock of the Company with a fair value of $359,250 (after taking into account the Company’s Reverse Stock Split). Such shares were subject to a leak-out agreement pursuant to which Gault Seafood could not sell or otherwise transfer the shares until February 3, 2023.

On June 9, 2023, the Company amended its Certificate of Incorporation to affect a one-for-twenty reverse stock split (“Reverse Stock Split”), which became effective on June 21, 2023. All share and per share amounts have been restated for all periods presented to reflect the Reverse Stock Split.

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

As of June 30, 2023, and December 31, 2022, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the six months ended June 30, 2023 and 2022.

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

Receivables are net of estimated allowances for credit losses and sales return, allowances and discounts. They are stated at estimated net realizable value. Allowances for credit losses, sales returns, discounts and refunds of $6,068 were recorded for the six months ended June 30, 2023.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the six months ended June 30, 2023, the Company recorded no inventory write-downs or allowances. For the year ended December 31, 2022, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $743,218 which was charged to cost of goods sold.

The Company’s inventory as of June 30, 2023 and December 31 2022 consists of:

	June 30, 2023	December 31, 2022

Inventory purchased for resale	$2,815,568	$3,052,518
Feeds and eggs processed	110,567	156,984
In-transit inventory	223,920	1,598,650
Inventory, net	$3,150,055	$4,808,152

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2023. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2023.

June 30, 2023
Assets
Operating lease assets	$173,888

Liabilities
Current
Operating lease liabilities	$52,657
Noncurrent
Operating lease liabilities	$120,611

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,653
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2023
Weighted-average remaining lease term
Operating leases	3.33 years
Weighted-average discount rate
Operating leases	6.8%

Maturities of lease liabilities as of June 30, 2023 were as follows:

Operating Leases

2023 (six months remaining)	33,671
2024	59,842
2025	44,782
2026	44,782
2027	11,195
Thereafter	-
Total lease payments	194,272
Less: amount of lease payments representing interest	(21,004)
Present value of future minimum lease payments	$173,268
Less: current obligations under leases	$(52,657)
Non-current obligations	$120,611

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

The Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of goodwill and recognized an impairment loss on goodwill of $1,244,309 related to Coastal Pride and TOBC for the year ended December 31, 2022. No impairment was recognized for the six months ended June 30, 2023.

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

In accordance with its policies, the Company performed an assessment of its long-lived assets and recognized an impairment loss on customer relationships, trademarks, non-compete agreements of $1,595,677, $1,006,185 and $78,116, respectively, and an impairment on fixed assets of $1,873,619 for the year ended December 31, 2022. No impairment was recognized during the six months ended June 30, 2023.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses financial instruments approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis as of June 30, 2023.

	June 30, 2023
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Warrant liability	$430,402	$-	$-	$430,402
Derivative liability conversion on convertible debt	116,247	-	-	116,247
Total	$546,649	$-	$-	$546,649

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the six months ended June 30, 2023:

Derivative liability balance, January 1, 2023	-
Issuance of derivative liability during the period	264,688
Change in derivative liability during the period	165,714
Derivative liability balance, June 30, 2023	$430,402

Warrant liability balance, January 1, 2023	-
Issuance of warrant liability during the period	381,538
Change in warrant liability during the period	(265,291)
Warrant liability balance, June 30, 2023	$116,247

Recent Accounting Pronouncements

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are Securities and Exchange Commission filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU on January 1, 2023 related to its trade receivables and determined no material impact of the adoption of the ASU on the Company’s consolidated financial statements.

Reverse Stock Split

On March 29, 2023, the Company’s board of directors approved, and on May 10, 2023, at a special meeting of the stockholders, holders of approximately 87.08% of the Company’s voting power, approved the granting of authority to the Board to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, by a ratio of not less than 1-for-2 and not more than 1-for-50, with the exact ratio to be determined by the Board.

On June 1, 2023, the Board determined to effectuate the Reverse Stock Split and on June 9, 2023, the Company amended its Certificate of Incorporation to effect the Reverse Stock Split, effective as of June 21, 2023.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2023, the Company incurred a net loss of $3,403,137, had an accumulated deficit of $32,742,257 and a working capital deficit of $1,704,096, inclusive of $830,339 in stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $1,213,871 as of June 30, 2023 and $671,933 as of December 31, 2022. As of June 30, 2023, approximately $817,000 of the balance was related to prepaid inventory to the Company’s suppliers. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	June 30, 2023	December 31, 2022
Computer equipment	$42,857	$97,624
RAS system	114,438	2,089,909
Automobiles	-	122,715
Leasehold improvements	15,350	89,055
Total	172,645	2,399,303
Less: Accumulated depreciation and impairment	(36,393)	(2,278,903)
Fixed assets, net	$136,252	$120,400

For the six months ended June 30, 2023 and 2022, depreciation expense totaled approximately $2,000 and $111,000, respectively.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and paid an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance in order to increase imports to meet customer demand. On July 29, 2022, the Loan Agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter.

The line of credit was secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

The Company was in compliance with all financial covenants under the Loan Agreement, except for the requirement to maintain a greater than $50,000 cash flow in the months of March through May 2023. Lighthouse notified the Borrowers as to this default but did not exercise its rights and remedies under the loan documents.

During the six months ended June 30, 2023, cash proceeds from the working capital line of credit totaled $2,405,034 and cash payments to the working capital line of credit totaled $4,182,971.

On June 16, 2023, the Company terminated the Loan Agreement and paid a total of approximately $108,400 to Lighthouse which included, as of June 16, 2023, an outstanding principal balance of approximately $93,400, accrued interest of approximately $9,900, and other fees incurred in connection with the line of credit of approximately $4,900. Upon the repayment of the total outstanding indebtedness owing to Lighthouse, the Loan Agreement and all other related financing agreements and documents entered into in connection with the Loan Agreement were deemed terminated.

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler of approximately $830,300 of principal at June 30, 2023 and interest expense of $26,535 and $28,000 during the six months ended June 30, 2023 and 2022, respectively. These notes are payable on demand and bear at an annual interest rate of 6%. The Company made principal payments of $62,661 during the six months ended June 30, 2023.

Walter Lubkin Jr. Note

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

As of June 30, 2023, $7,030 of the outstanding interest to date was accrued on the note by the Company.

Interest expense for the note totaled approximately $7,000 and $9,000 during the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and December 31, 2022, the outstanding balance on the note totaled $350,000.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $479,585 and $430,473 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the unamortized discount on the note totaled $164,192 and $643,777, respectively.

The outstanding principal under the 2022 Lind Note is payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”) (floor price of $30 per share after taking into account the Company’s Reverse Stock Split), or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company will pay Lind an additional amount in cash as determined pursuant to a formula contained in the 2022 Lind Note.

In connection with the issuance of the 2022 Lind Note, the Company granted Lind a first priority security interest and lien on all of its assets, including a pledge of its shares in Keeler & Co., pursuant to a security agreement and a stock pledge agreement with Lind, dated January 24, 2022 (the “2022 Security Agreement). Each subsidiary of the Company also granted a second priority security interest in all of its respective assets.

The 2022 Lind Note is mandatorily payable prior to maturity if the Company issues any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issues any indebtedness. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

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

The 2022 Lind Note is convertible into common stock at $5.00 per share ($100 per share after taking into account the Company’s Reverse Stock Split), subject to certain adjustments, on April 22, 2022; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

Upon a change of control of the Company, as defined in the 2022 Lind Note, Lind has the right to require the Company to prepay 10% of the outstanding principal amount of the 2022 Lind Note. The Company may prepay the outstanding principal amount of the note, provided Lind may convert up to 25% of the principal amount of the 2022 Lind Note at a price per share equal to the lesser of the Repayment Share Price or the conversion price. The 2022 Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon an event of default as described in the 2022 Lind Note, the 2022 Lind Note will become immediately due and payable at a default interest rate of 125% of the then outstanding principal amount. Upon a default, all or a portion of the outstanding principal amount may be converted into shares of common stock by Lind at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs.

During the six months ended June 30, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $1,668,800 through the issuance of an aggregate of 780,668 shares of common stock. As of June 30, 2023 and December 31, 2022, the outstanding balance on the 2022 Lind Note was $2,250,342 and $3,439,557, net of debt discount of $164,192 and $643,778, respectively.

2023 Note

On May 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lind pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “2023 Lind Note”) and a warrant (the “Lind Warrant”) to purchase 435,035 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $2.45 per share. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant are for general working capital purposes.

In connection with the issuance of the 2022 Lind Note, the Company and Lind amended the 2022 Security Agreement to include the new 2023 Lind Note, pursuant to an amended and restated security agreement, dated May 30, 2023, between the Company and Lind.

The Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the 2023 Lind Note and Lind Warrant. If the registration statement is not declared effective within 90 days the 2023 Lind Note will be in default. Lind was also granted piggyback registration rights.

If the Company engages in capital raising transactions, Lind has the right to purchase up to 20% of the new securities for 24 months.

The Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the Lind Note is equal to the lesser of: (i) $2.40; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the Lind Note, in accordance with NASDAQ rules and guidance. Due to the variable conversion price of the Lind Note, the embedded conversion feature was accounted as a derivative liability. The Company estimated the fair values of the derivative liability using the Black-Scholes option pricing model and using the following key assumptions at issuance and at June 30, 2023: stock price of $2.14 and $1.14; exercise price of $2.40 and $1.04, risk free rate of 4.46% and 4.87%, volatility of 46.01%; and expected term of two years.

The Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon the occurrence of an event of default as described in the Lind Note, the Lind Note will become immediately due and payable at a default interest rate of 120% of the then outstanding principal amount of the Lind Note.

The Warrant entitles the Investor to purchase up to 435,035 shares of common stock of the Company during the exercise period commencing on the date that is six months after the issue date (“Exercise Period Commencement”) and ending on the date that is sixty months from the Exercise Period Commencement at an exercise price of $2.45 per share, subject to customary adjustments. The Warrant includes cashless exercise and full ratchet anti-dilution provisions.

As of June 30, 2023, the outstanding balance on the note was $287,149, net of debt discount of $912,851.

Agile Lending, LLC loan

On June 14, 2023, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrower’s assets, including receivables. During the six months ended June 30, 2023, the Company made principal and interest payments on the loan totaling $58,154.

Note 7. Stockholders’ Equity

On January 24, 2022, the Company issued 6,250 shares of common stock to an investor upon the exercise of warrants for total proceeds of $250,000.

On February 3, 2022, the Company issued 8,355 shares of common stock with a fair value of $359,250 to Gault Seafood as partial consideration for the purchase of certain of its assets.

On March 31, 2022, the Company issued 769 shares of common stock to Intelligent Investments I LLC, with a fair value of $30,000, for legal services provided to the Company.

On March 31, 2022, the Company issued 250 shares of common stock with a fair value of $9,750 to TraDigital Marketing Group for consulting services provided to the Company.

On April 4, 2022, the Company issued 478 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $5,000 for the six months ended June 30, 2023 in connection with these shares.

On April 5, 2022, the Company issued an aggregate of 1,240 shares of common stock with a fair value of $156,341 to Newbridge Securities Corporation and its affiliates for consulting services provided to the Company.

On May 1, 2022, the Company issued 196 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital Partners, LLC (“ClearThink”) for consulting services provided to the Company.

On June 1, 2022, the Company issued 222 shares of common stock with a fair value of $6,000 to the designee of ClearThink for consulting services provided to the Company.

On June 3, 2022, the Company issued 500 shares of common stock with a fair value of $13,800 to TraDigital Marketing Group for consulting services provided to the Company.

On June 30, 2022, the Company issued 1,209 shares of common stock to Intelligent Investments I LLC, with a fair value of $30,000, for legal services provided to the Company.

On January 1, 2023, February 1, 2023 March 1, 2023, April 1, 2023, May 1, 2023 and June 1, 2023, the Company issued 750, 577, 1,961, 2,362, 2,400 and 3,061 shares of common stock, respectively, to the designee of ClearThink for consulting services provided to the Company.

In January 2023, the Company sold an aggregate of 23,705 shares of common stock for net proceeds of $182,982 in an “at the market” offering pursuant to a sales agreement between the Company and Roth Capital Partners, LLC (“Roth”). On January 31, 2023, 7,564 of shares were repurchased from Roth for $76,323. The offering was terminated on February 2, 2023.

On February 14, 2023, the Company issued 410,000 shares of common stock and 40,000 pre-funded warrants to purchase common stock to Aegis Capital Corp. (“Aegis”) for net proceeds of $1,692,000 in connection with an underwritten offering.

During the six months ended June 30, 2023, between May 2023 and June 2023, the Company issued an aggregate of 50,000 shares of common stock for cash proceeds of $200,000 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. In connection with such agreement, the Company also issued 62,500 shares of common stock to ClearThink as commitment fees, with a fair value of $141,250, which was recorded as stock issuance costs.

During the six months ended June 30, 2023, the Company issued an aggregate of 780,651 shares of common stock to Lind with a fair value of $2,501,820 as payment of $1,668,800 of note principal due on the convertible promissory note, and recorded a loss of $833,019 prior to the Reverse Stock Split.

Note 8. Options

The following table represents option activity for the six months ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	223,076	$40.05	5.25
Exercisable – December 31, 2022	206,082	$40.05	5.28	$-
Granted	-	$-
Forfeited	-	$-
Vested	211,073
Outstanding – June 30, 2023	223,076	$31.81	4.79
Exercisable – June 30, 2023	211,073	$31.81	4.82	$-

For the six months ended June 30, 2023, the Company recognized $37,130 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2022.

Note 9. Warrants

The following table represents warrant activity for the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	120,675	$62.11	1.32
Exercisable – December 31, 2022	120,675	$62.11	1.32	$-
Granted	475,035	$2.59
Exercised	(40,000)	$3.98
Forfeited or Expired	-	$-
Outstanding – June 30, 2023	555,710	$15.41	4.43
Exercisable – June 30, 2023	120,675	$62.11	0.83	$-

On January 24, 2022, in connection with the issuance of the $5,750,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share. The warrant provides for cashless exercise and full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 1,000,000 shares of common stock was estimated at $1,412,213 on the date of issuance of the warrant using the following assumptions: stock price of $3.97 at the date of the agreement, exercise price of the warrant, warrant term, volatility rate of 43.21% and risk-free interest rate of 1.53% from the Department of Treasury. The relative fair value of $1,035,253 was calculated using the net proceeds of the convertible note and accounted for as paid in capital. After taking into account the Company’s Reverse Stock Split, the warrants issued were 50,000 shares of common stock at an exercise price of $90 per share.

On May 30, 2023, in connection with the issuance of the $1,200,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 435,035 shares of common stock at an exercise price of $2.45 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 435,035 shares of common stock was estimated at $381,538 on the date of issuance of the warrant and $116,247 as of June 30, 2023 using the following assumptions: stock price of $2.14 and $1.14; exercise price of $2.45, risk free rate of 3.81% and 4.13%, volatility of 46.01%; and expected term of five years. The fair value of the warrants of $381,538 was recorded as a discount to the 2023 Lind Note and classified as liabilities.

During the six months ended June 30, 2023, the Company issued 40,000 shares of common stock at an exercise price of $3.98 per share pursuant to pre-funded warrants issued to Aegis in connection with an underwritten offering.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $23,200 on the lease for the three months ended March 31, 2022. For the six months ended June 30, 2023, the Company has paid $17,400 on this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina. This office space consists of two leases with related parties for $1,255 and $750 per month that expire in 2024. For the six months ended June 30, 2023, Coastal Pride has paid $8,280 on the leases.

On February 3, 2022, in connection with the acquisition of certain assets of Gault, the Company entered into a one-year lease agreement for 9,050 square feet from Gault in Beaufort, South Carolina for $1,000 per month until a new facility is completed. On February 3, 2023, the lease with Gault was renewed for $1,500 per month until February 2024.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners, under a lease that expired December 1, 2021. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes and paid CAD$23,310 for rent for the year ended December 31, 2022 and an additional five-year lease with Kathryn Atkinson, spouse of TOBC’s President, for CAD$2,370 per month plus taxes and paid CAD$21,330 for rent for the year ended December 31, 2022. For the six months ended June 30, 2023, TOBC paid CAD$10,360 for rent under the Steve Atkinson and Janet Atkinson lease and CAD$9,480 for rent under the Kathryn Atkinson lease. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses amounted to approximately $92,705 and $77,600 for the six months ended June 30, 2023 and 2022, respectively.

Note 11. Subsequent Events

TOBC Additional Shares

On July 6, 2023, the Company, TOBC and Steve Atkinson and Janet Atkinson (each a “Seller” and collectively, the “Sellers”), entered into an agreement to waive a requirement in the First Amendment to Stock Purchase Agreement (the “Amendment”), entered into as of June 24, 2021, between the same parties, that an aggregate of 17,247 shares of common stock of the Company (“Additional Shares”) be held in escrow and be released from escrow and delivered to the Sellers, if at June 24, 2023, the twenty-four month anniversary of the closing of the acquisition of TOBC by the Company, TOBC had cumulative revenues of at least CAD$1,300,000, or if TOBC’s cumulative revenue has not reached CAD$1,300,000, the Sellers would be entitled to a prorated number of Additional Shares. Accordingly, on July 6, 2026, the Board of Directors of the Company authorized its escrow agent, to instruct the Company’s transfer agent to deliver 8,451 Additional Shares to Steve Atkinson and 8,796 Additional Shares to Janet Atkinson.

Common Stock

On July 1, 2023 and August 1, 2023, the Company issued 5,263 and 7,151 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

On July 12, 2023, August 8, 2023 and August 11, 2023, the Company issued an aggregate of 339,710 shares of common stock to Lind as payment of $249,600 of note principal due on the convertible promissory note.

2023 Lind Note Amendment

On July 27, 2023, the Company entered into a First Amendment to Securities Purchase Agreement (the “Purchase Agreement Amendment”) with Lind, pursuant to which the Company amended the Securities Purchase Agreement, entered into by and between the Investor and the Company as of May 30, 2023 (the “Purchase Agreement”), in order to permit the issuance of further senior convertible promissory notes in the aggregate principal amount of up to $1,800,000 (the “2023 Lind Note Amendment”) and common stock purchase warrants in such aggregate amount as the Company and Investor shall mutually agree pursuant to the Purchase Agreement.

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 175,234 shares of common stock of the Company (the “Warrant”), for the aggregate funding amount of $250,000. In connection with the issuance of the note and the Warrant, the Company paid Lind a $12,500 commitment fee.

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

Recent Events

Clear Think Capital Partners Equity Securities Purchase Agreement

On May 16, 2023, the Company and ClearThink Capital Partners LLC (“ClearThink”) entered into a securities purchase agreement under which ClearThink has agreed to purchase from the Company an aggregate of 1,000,000 shares of the Company’s restricted common stock for a total purchase price of $200,000 in four closings (50,000 shares of common stock after taking into account the Company’s Reverse Stock Split). The first, second and third closings occurred on May 16, 2023 and the fourth closing occurred on June 16, 2023. A commitment fee of 62,500 shares of common stock were issued to ClearThink in connection with the agreement.

The issuance of shares to ClearThink are subject to a beneficial ownership limitation so that in no event will shares be issued which would result in ClearThink beneficially owning, together with its affiliates, more than 9.99% of the Company’s outstanding shares of common stock.

NASDAQ Compliance

On November 17, 2022, NASDAQ Listing Qualifications staff (“Staff”) notified the Company that it no longer complied with the minimum bid price requirement under Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until May 16, 2023, to regain compliance with 5550(a)(2). On May 17, 2023, Staff notified the Company that it had determined to delist the Company as it did not comply with the bid price requirement for listing on the Exchange. On May 22, 2023, the Company requested a hearing. On May 23, 2023, Staff issued an additional delist determination letter, as the Company no longer complied with the minimum $2,500,000 stockholders’ equity required for continued listing, or any of the alternative requirements pursuant to Listing Rule 5550(b), which served as an additional and separate basis for delisting. A hearing was held on June 29, 2023.

The Company implemented the Reverse Stock Split and anticipated regaining compliance with the Bid Price rule and also plans to complete a public offering in order to cure the shareholder equity deficiency. On June 30, 2023, the Company’s stock recorded a closing bid price of $1, the tenth consecutive trading session on which it did so.

Based on the information presented on June 29, 2023, the Panel granted the Company an exception until August 18, 2023, subject to certain conditions. In light of its plan to cure its listing deficiencies and the fact that it has already cured the Bid Price deficiency. The Panel granted the Company’s request for continued listing on The NASDAQ Capital Market, subject to (i) the Company filing a registration statement with the SEC for a $5 million public offering by July 28, 2023 and (ii) the Company demonstrating compliance with Listing Rule 5550(b)(1) by August 18, 2023.

The Panel reserved the right to reconsider the terms of this exception. The Company may request that the NASDAQ Listing and Hearing Review Council review the Panel’s decision and the Council may on its own determine to review any Panel decision within 45 calendar days.

On August 17, 2023, the Company requested that the Panel extend the date by which the Company must demonstrate compliance to September 15, 2023. The Company is awaiting a response from the Panel to its request for such extension.

2023 Lind Securities Purchase Agreement

On May 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lind Global Fund II LP, a Delaware limited partnership (“Lind”) pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “Lind Note”) and a warrant (the “Lind Warrant”) to purchase 435,035 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $2.45 per share. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant are for general working capital purposes.

Previously, on January 24, 2022, the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Note”). In connection with the issuance of the 2022 Note, the Company granted Lind a first priority security interest and lien on all of its assets, including a pledge on its shares in John Keeler & Co. Inc., pursuant to a security agreement, dated as of January 24, 2022 between the Company and Lind (the “2022 Security Agreement”). In connection with the issuance of the 2022 Note, the Company and Lind amended the 2022 Security Agreement to include the new Lind Note, pursuant to an amended and restated security agreement, dated May 30, 2023, between the Company and Lind.

The Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issuable pursuant to the Lind Note and Lind Warrant. If the registration statement is not declared effective within 90 days the Note will be in default. Lind was also granted piggyback registration rights.

If the Company engages in capital raising transactions, Lind has the right to purchase up to 20% of the new securities for 24 months.

The Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the Lind Note is equal to the lesser of: (i) $2.40; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the Lind Note, in accordance with NASDAQ rules and guidance.

The Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon the occurrence of an event of default as described in the Lind Note, the Lind Note will become immediately due and payable at a default interest rate of 120% of the then outstanding principal amount of the Lind Note.

On July 27, 2023, the Company, entered into a First Amendment to Securities Purchase Agreement (the “Purchase Agreement Amendment”) with Lind, pursuant to which the Company amended the Securities Purchase Agreement, entered into with Lind as of May 30, 2023 (the “Purchase Agreement”), in order to permit the issuance of further senior convertible promissory notes in the aggregate principal amount of up to $1,800,000 and common stock purchase warrants in such aggregate amount as the Company and Lind shall mutually agree pursuant to the Purchase Agreement.

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 175,234 shares of common stock of the Company (the “Warrant”), for the aggregate funding amount of $250,000. In connection with the issuance of the note and the Warrant, the Company paid a $12,500 commitment fee to the Investor. The proceeds from the sale of the Note and Warrant are for general working capital.

Reverse Stock Split

On March 29, 2023, the Company’s board of directors approved, and on May 10, 2023, at a special meeting of the stockholders, holders of approximately 87.08% of the Company’s voting power, approved the granting of authority to the Board to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, by a ratio of not less than 1-for-2 and not more than 1-for-50, with the exact ratio to be determined by the Board in its sole discretion.

On June 1, 2023, the Board determined to effectuate a 1:20 reverse stock split (the “Reverse Stock Split”) and on June 9, 2023, the Company amended its Certificate of Incorporation to effect the Reverse Stock Split, effective as of June 21, 2023.

TOBC Additional Shares

On July 6, 2023, the Company, Taste of BC Aquafarms Inc., a corporation formed under the Province of British Columbia, Canada and wholly-owned subsidiary of the Company (“TOBC”) and Steve Atkinson and Janet Atkinson (each a “Seller” and collectively, the “Sellers”), entered into an agreement to waive a requirement in the First Amendment to Stock Purchase Agreement (the “Amendment”), entered into as of June 24, 2021, between the same parties, that an aggregate of 17,247 shares (after taking into account the Company’s Reverse Stock Split) of common stock of the Company (“Additional Shares”) be held in escrow and be released from escrow and delivered to the Sellers, if at June 24, 2023, the twenty-four month anniversary of the closing of the acquisition of TOBC by the Company, TOBC had cumulative revenues of at least CAD$1,300,000, or if TOBC’s cumulative revenue has not reached CAD$1,300,000, the Sellers would be entitled to a prorated number of Additional Shares. Accordingly, on July 6, 2026, the Board of Directors of the Company authorized its escrow agent, to instruct the Company’s transfer agent to deliver 8,451 Additional Shares to Steve Atkinson and 8,796 Additional Shares to Janet Atkinson.

Termination of Lighthouse Loan Facility

On June 16, 2023, the Company terminated the loan and security agreement, dated March 31, 2021 (the “Loan Agreement”), between Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”) and the Company’s wholly-owned subsidiary, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”) and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) which provided for a $5,000,000 revolving line of credit for thirty-six months, renewable annually for one-year periods, and paid a total of approximately $108,400 to Lighthouse which included, as of June 16, 2023, an outstanding principal balance of approximately $93,400, accrued interest of approximately $9,900, and other fees incurred in connection with the line of credit of approximately $4,991. Upon the repayment of the total outstanding indebtedness owing to Lighthouse, the Loan Agreement and all other related financing agreements and documents entered into in connection with the Loan Agreement were deemed terminated.

Board Resignation

As reported in the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2023, on July 31, 2023, Juan Carlos Dalto resigned from the Company’s board of directors in order to focus on other endeavors.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended June 30, 2023 and 2022

Net Revenue. Revenue for the three months ended June 30, 2023 decreased 44.0% to $1,655,562 as compared to $2,958,866 for the three months ended June 30, 2022 as a result of a decrease in poundage sold during the three months ended June 30, 2023.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2023 decreased to $1,574,547 as compared to $2,621,112 for the three months ended June 30, 2022. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit. Gross profit for the three months ended June 30, 2023 decreased to $81,015 as compared to gross profit of $337,754 in the three months ended June 30, 2022. This decrease is attributable to the decrease in sales.

Commissions Expense. Commissions expense decreased to $773 for the three months ended June 30, 2023 from $21,377 for the three months ended June 30, 2022. This decrease was due to lower commissionable revenues for the three months ended June 30, 2023.

Salaries and Wages Expense. Salaries and wages expense decreased to $466,127 for the three months ended June 30, 2023 as compared to $571,076 for the three months ended June 30, 2022. This decrease is mainly attributable to a strategic reduction in salaries for the three months ended June 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $27,668 for the three months ended June 30, 2023 as compared to $110,201 for the three months ended June 30, 2022. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Other Operating Expense. Other operating expense decreased to $662,699 for the three months ended June 30, 2023 from $767,302 for the three months ended June 30, 2022. This decrease is mainly attributable to legal and professional related to our business operations.

Other Income. Other income increased for the three months ended June 30, 2023 to $25,292 from $17,041 for the three months ended June 30, 2022. This increase is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company,

Interest Income. Interest income increased to $24 for the three months ended June 30, 2023 from $0 for the three months ended June 30, 2022. The increase is attributable to the interest earned on an interest-bearing brokerage account.

Loss on Settlement of Debt. Loss on settlement of debt increased to $184,589 for the three months ended June 30, 2023 from $0 for the three months ended June 30, 2022. The increase is attributable to the fair value of common stock issued was higher than the principal amount paid.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value of derivative and warrant liabilities increased to $99,577 for the three months ended June 30, 2023 from $0 for the three months ended June 30, 2022. The increase is attributable to the fair value measurement for the derivative liability and warrant liability for the three months ended June 30, 2023.

Interest Expense. Interest expense decreased to $315,787 for the three months ended June 30, 2023 from $322,052 for the three months ended June 30, 2022. The decrease is attributable to the amortization of the Lind convertible debt discount.

Net Loss. Net loss was $1,451,735 for the three months ended June 30, 2023 as compared to $1,437,213 for the three months ended June 30, 2022. The increase in net loss is primarily attributable to the increase of loss on settlement of debt.

Six months ended June 30, 2023 and 2022

Net Revenue. Revenue for the six months ended June 30, 2023 decreased 57.1% to $3,554,001 as compared to $8,283,168 for the six months ended June 30, 2022 as a result of decrease in poundage sold during the six months ended June 30, 2023.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2023 decreased to $3,188,624 as compared to $7,457,675 for the six months ended June 30, 2022. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit. Gross profit for the six months ended June 30, 2023 decreased to $365,377 as compared to gross profit of $825,493 in the six months ended June 30, 2022. This decrease is attributable to decrease in sales.

Commissions Expense. Commissions expense decreased to $1,746 for the six months ended June 30, 2023 from $21,377 for the six months ended June 30, 2022. This decrease was due to lower commissionable revenues for the six months ended June 30, 2023.

Salaries and Wages Expense. Salaries and wages expense decreased to $996,965 for the six months ended June 30, 2023 as compared to $1,146,525 for the six months ended June 30, 2022. This decrease is mainly attributable to strategic reduction in salaries for the three months ended June 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $30,337 for the six months ended June 30, 2023 as compared to $274,796 for the six months ended June 30, 2022. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Other Operating Expense. Other operating expense decreased to $1,362,789 for the six months ended June 30, 2023 from $1,363,776 for the six months ended June 30, 2022. This decrease is mainly attributable to legal and professional related to our business operations.

Other Income. Other income decreased for the six months ended June 30, 2023 to $27,194 from $46,670 for the six months ended June 30, 2022. This decrease is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company.

Interest Income. Interest income increased to $24 for the six months ended June 30, 2023 from $0 for the six months ended June 30, 2022. The increase is attributable to the interest deposited into the Blue Star Foods brokerage account with Bank of America.

Loss on Settlement of Debt. Loss on settlement of debt increased to $833,019 for the six months ended June 30, 2023 from $0 for the six months ended June 30, 2022. The increase is attributable to the fair value of common stock issued was higher than the principal amount paid.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value and derivative and warrant liabilities to $99,577 for the six months ended June 30, 2023 from $0 for the six months ended June 30, 2022. The increase is attributable to the fair value measurement for the derivative liability and warrant liability for the six months ended June 30, 2023.

Interest Expense. Interest expense increased to $670,453 for the six months ended June 30, 2023 from $556,768 for the six months ended June 30, 2022. The increase is attributable to the amortization of the Lind convertible debt discount.

Net Loss. Net loss was $3,403,137 for the six months ended June 30, 2023 as compared to $2,491,079 for the six months ended June 30, 2022. The increase in net loss is primarily attributable to the increase of loss on settlement of debt and interest expense related to the Lind notes amortization.

Liquidity and Capital Resources

The Company had cash of $7,092 as of June 30, 2023. At June 30, 2023, the Company had a working capital deficit of $1,704,096, including $830,399 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $3,150,055 and accounts receivable of $261,576.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the six months ended June 30, 2023 was $1,573,217 as compared to cash used in operating activities of $4,013,941 for the six months ended June 30, 2022. The decrease is primarily attributable to decrease in inventory of $5,228,638, offset by the increase in payables of $890,706 and accounts receivable and other current assets of $1,252,641 for the six months ended June 30, 2023 compared with the six months ended June 30, 2022.

Cash (Used in) Investing Activities. Cash used in investing activities for the six months ended June 30, 2023 was $15,351 as compared to cash used in investing activities of $499,035 for the six months ended June 30, 2022. The decrease was mainly attributable to a decrease in the purchase of fixed assets for the six months ended June 30, 2023 compared to the acquisition of the soft-shell crab operations during the six months ended June 30, 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2023 was $1,538,386 as compared to cash provided by financing activities of $5,925,976 for the six months ended June 30, 2022. The decrease is mainly attributable to the pay-off of the working capital line of credit during the six months ended June 30, 2023.

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”). Pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit were represented by a revolving credit note issued to Lighthouse by the Borrowers.

The advance rate of the revolving line of credit was 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. Interest on the line of credit was the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and paid an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance in order to increase imports to meet customer demand. On July 29, 2022, the Loan Agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 1, 2022 through December 31, 2022 and 50% thereafter.

The line of credit was secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

On June 16, 2023, the Company terminated the Loan Agreement and paid a total of approximately $108,400 to Lighthouse which included, as of June 16, 2023, an outstanding principal balance of approximately $93,400, accrued interest of approximately $9,900, and other fees incurred in connection with the line of credit of approximately $4,991. Upon the repayment of the total outstanding indebtedness owing to Lighthouse, the Loan Agreement and all other related financing agreements and documents entered into in connection with the Loan Agreement were deemed terminated.

During the six months ended June 30, 2023, cash proceeds from the working capital line of credit totaled $2,405,034 and cash payments to the working capital line of credit totaled $4,182,971.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of June 30, 2023, approximately $830,300 of principal remains outstanding and approximately $26,535 of interest was paid under the notes during the six months ended June 30, 2023. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $62,661 during the six months ended June 30, 2023.

Lind Global Fund II LP notes

On January 24, 2022, we entered into a securities purchase agreement with Lind pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and approximately $87,000 of debt issuance costs.

The outstanding principal under the note is payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”), floor price of $30 per share after taking into account the Company’s Reverse Stock Split, or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company will pay Lind an additional amount in cash as determined pursuant to a formula contained in the note.

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

The note is convertible into common stock at $5.00 per share ($100 per share after taking into account the Company’s Reverse Stock Split), subject to certain adjustments, at any time after the earlier of six months from issuance or the date the registration statement is effective; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

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

On May 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lind Global Fund II LP, a Delaware limited partnership (“Lind”) pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “Lind Note”) and a warrant (the “Lind Warrant”) to purchase 435,035 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $2.45 per share, for the aggregate funding amount of $1,000,000. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant are for general working capital purposes.

During the six months ended June 30, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $1,668,800 through the issuance of an aggregate of 780,668 shares of common stock prior to the effectiveness the Company’s Reverse Stock Split. As of June 30, 2023 and December 31, 2022, the outstanding balance on the note was $2,250,342 and $3,439,557, net of debt discount of $164,192 and $643,778, respectively.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On July 1, 2023 and August 1, 2023, the Company issued 5,263 and 7,151 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

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

BLUE STAR FOODS CORP.

Dated: August 21, 2023	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 21, 2023	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

