Form 10-Q
period 2023-09-30
Blue Star Foods Corp.
filed 2023-11-20
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

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

As of November 20, 2023, there were 14,450,350 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 which we filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023 and in our Registration Statement on Form S-1/A filed with the SEC on August 30, 2023. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30, 2023	DECEMBER 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$488,833	$9,262
Accounts receivable, net of allowances and credit losses of $29,019 and $25,964	152,954	813,416
Inventory, net	1,990,663	4,808,152
Advances to related party	218,525	218,525
Other current assets	2,102,377	671,933
Total Current Assets	4,953,352	6,521,288
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	267,561	120,400
RIGHT OF USE ASSET	159,915	197,540
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	123,855	103,720
TOTAL ASSETS	$7,240,212	$8,678,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$547,133	$2,401,243
Working capital line of credit	-	1,776,068
Deferred income	47,265	47,078
Current maturities of long-term debt, net of discounts	-	3,439,557
Current maturities of lease liabilities	50,769	57,329
Current maturities of related party long-term notes	300,000	100,000
Loan payable	118,376	29,413
Related party notes payable - subordinated	768,839	893,000
Derivative liability	1,481,807	-
Warrants liability	2,103,122	-
Other current liabilities	790,881	790,881
Total Current Liabilities	6,208,192	9,534,569
LONG-TERM LIABILITIES
Lease liability, net of current portion	108,526	139,631
Debt, net of current portion and discounts	391,200	-
Related party notes, net of current portion	50,000	250,000
TOTAL LIABILITIES	6,757,918	9,924,200
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023, and 0 shares issued and outstanding as of December 31, 2022	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,970,011 shares issued and outstanding as of September 30, 2023, and 1,338,321 shares issued and outstanding as of December 31, 2022	597	2,704
Additional paid-in capital	33,907,540	28,326,546
Accumulated other comprehensive loss	(161,450)	(235,853)
Accumulated deficit	(33,188,070)	(29,339,120)
Treasury stock, 7,564 shares as of September 30, 2023 and 0 shares as of December 31, 2022	(76,323)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	482,294	(1,245,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,240,212	$8,678,477

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
REVENUE, NET	$1,561,679	$2,429,195	$5,115,680	$10,712,363

COST OF REVENUE	1,586,478	3,973,656	4,775,102	11,431,331

GROSS PROFIT (LOSS)	(24,799)	(1,544,461)	340,578	(718,968)

COMMISSIONS	423	2,674	2,169	24,051
SALARIES AND WAGES	301,393	352,178	1,298,358	1,498,703
DEPRECIATION AND AMORTIZATION	2,754	151,568	33,091	426,364
IMPAIRMENT LOSS	-	748,997	-	748,997
OTHER OPERATING EXPENSES	410,913	566,977	1,773,702	1,930,753

LOSS FROM OPERATIONS	(740,282)	(3,366,855)	(2,766,742)	(5,347,836)

OTHER INCOME	(1,902)	22,229	25,292	68,899
INTEREST INCOME	16	-	40	-
LOSS ON SETTLEMENT OF DEBT	(144,169)	(57,085)	(977,188)	(57,085)
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	1,240,214	-	1,339,791	-
INTEREST EXPENSE	(799,690)	(336,378)	(1,470,143)	(893,146)

NET LOSS	(445,813)	(3,738,089)	(3,848,950)	(6,229,168)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(445,813)	$(3,738,089)	$(3,848,950)	$(6,229,168)

COMPREHENSIVE INCOME (LOSS):

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	25,573	(51,124)	74,403	(52,910)

COMPREHENSIVE LOSS	$(420,240)	$(3,789,213)	$(3,774,547)	$(6,282,078)

Loss per common share:
Net loss per common share - basis and diluted	$(0.13)	$(2.97)	$(1.54)	$(4.98)
Weighted average common shares outstanding - basic and diluted	3,437,050	1,258,484	2,503,628	1,251,103

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	(Deficit)
December 31, 2022	-	$-	1,338,321	$134	$28,329,116	$(29,339,120)	$-	$(235,853)	$(1,245,723)
Stock based compensation	-	-	-	-	20,190	-	-	-	20,190
Common stock issued for service	-	-	3,288	1	22,999	-	-	-	23,000
Common stock issued for note payment	-	-	373,533	37	1,743,193	-	-	-	1,743,230
Common stock issued for cash	-	-	473,705	47	1,880,645	-	-	-	1,880,692
Repurchase of common stock	-	-	-	-	-	-	(76,323)	-	(76,323)
Net Loss	-	-	-	-	-	(1,951,402)	-	-	(1,951,402)
Cumulative translation adjustment	-	-	-	-	-	-	-	85,574	85,574
March 31, 2023	-	$-	2,188,847	$219	$31,996,143	$(31,290,522)	$(76,323)	$(150,279)	$479,238
Stock based compensation	-	-	-	-	16,940	-	-	-	16,940
Common stock issued for service	-	-	70,323	7	17,993	-	-	-	18,000
Common stock issued for note payment	-	-	407,118	41	758,548	-	-	-	758,589
Common stock issued for cash	-	-	50,000	5	199,995	-	-	-	200,000
Net Loss	-	-	-	-	-	(1,451,735)	-	-	(1,451,735)
Cumulative translation adjustment	-	-	-	-	-	-	-	(36,744)	(36,744)
June 30, 2023	-	$-	2,716,288	$272	$32,989,619	$(32,742,257)	$(76,323)	$(187,023)	$(15,712)
Stock based compensation	-	-	-	-	17,588	-	-	-	17,588
Common stock issued for service	-	-	223,140	22	67,978	-	-	-	68,000
Common stock issued for note payment	-	-	598,561	60	551,209	-	-	-	551,269
Common stock issued for cash and exercise of warrants	-	-	2,432,022	243	281,146	-	-	-	281,389
Net Loss	-	-	-	-	-	(445,813)	-	-	(445,813)
Cumulative translation adjustment	-	-	-	-	-	-	-	25,573	25,573
September 30, 2023	-	$-	5,970,011	$597	$33,907,540	$(33,188,070)	$(76,323)	$(161,450)	$482,294

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Treasury	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Income (Loss)	Equity
December 31, 2021	-	$-	1,233,566	$123	$25,105,236	$(16,144,151)	$-	$(54,240)	$8,906,968
Stock based compensation	-	-	-	-	193,631	-	-	-	193,631
Warrants issued on convertible debt note	-	-	-	-	956,301	-	-	-	956,301
Common stock issued for service	-	-	1,019	1	73,970	-	-	-	73,971
Common stock issued for asset acquisition			8,355	1	359,249	-	-	-	359,250
Common stock issued from exercise of warrants			6,250	1	249,999	-	-	-	250,000
Net Loss	-	-	-	-	-	(1,053,866)	-	-	(1,053,866)
Comprehensive Income	-	-	-	-	-	-	-	35,411	35,411
March 31, 2022	-	$-	1,249,190	$126	$26,938,386	$(17,198,017)	$-	(18,829)	$9,721,666
Stock based compensation	-	-	-	-	151,252	-	-	-	151,252
Common stock issued for service	-	-	3,991	1	257,361	-	-	-	257,362
Net Loss	-	-	-	-	-	(1,437,213)	-	-	(1,437,213)
Comprehensive Loss	-	-	-	-	-	-	-	(37,197)	(37,197)
June 30, 2022	-	$-	1,253,181	$127	$27,346,999	$(18,635,230)	$-	$(56,026)	$8,655,870
Stock based compensation	-	-	-	-	(45,710)	-	-	-	(45,710)
Common stock issued for service	-	-	733	-	57,221	-	-	-	57,221
Common stock issued for note payment	-	-	22,222	2	447,775	-	-	-	447,777
Net Loss	-	-	-	-	-	(3,738,089)	-	-	(3,738,089)
Comprehensive Loss	-	-	-	-	-	-	-	(51,124)	(51,124)
September 30, 2022	-	$-	1,276,136	$129	$27,806,285	$(22,373,319)	$-	$(107,150)	$5,325,945

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,848,950)	$(6,229,168)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	54,718	299,173
Common stock issued for service	109,000	388,554
Depreciation of fixed assets	3,223	168,992
Amortization of intangible assets	29,868	226,122
Amortization of debt discounts	732,395	685,074
Amortization of loan costs	-	31,250
Impairment of goodwill	-	748,997
Loss on settlement of debt	977,188	-
Lease expense	37,626	46,942
Write down of inventory	-	514,912
Bad debt expense	-	405
Credit loss expense	3,240	-
Gain on revaluation of fair value of derivative and warrant liabilities	(1,339,791)	-
Changes in operating assets and liabilities:
Accounts receivables	657,222	458,589
Inventories	2,817,489	(4,514,191)
Advances to related parties	-	(70,509)
Other current assets	(1,428,578)	1,647,661
Right of use liability	(37,665)	(47,050)
Other assets	(25,000)	-
Accounts payable and accruals	(1,854,111)	1,884,131
Deferred income	-	(51,359)
Other current liabilities	-	(283,768)
Net Cash (Used in) Operating Activities	(3,112,126)	(4,095,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	-	(398,482)
Purchases of fixed assets	(132,551)	(150,855)
Net Cash (Used in) Investing Activities	(132,551)	(549,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	1,854,086	-
Proceeds from sale of prefunded warrants	4,578,293	-
Proceeds from common stock warrants exercised	17,004	250,000
Proceeds from working capital line of credit	2,405,034	10,653,760
Proceeds from short-term loan	500,000	-
Proceeds from convertible debt	1,140,000	4,762,855
Repayments of working capital line of credit	(4,182,971)	(11,159,659)
Repayments of short-term loan	(436,154)	-
Principal payments of Convertible Debt	(2,007,435)	-
Repayments of related party notes payable	(124,161)	(197,000)
Principal payments of convertible debt	-	(552,222)
Purchase of treasury stock	(76,323)	-
Payment of loan costs	-	(25,000)
Net Cash Provided by Financing Activities	3,667,373	3,732,734

Effect of Exchange Rate Changes on Cash	56,875	(5,484)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	479,571	(917,330)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,262	1,155,513

CASH AND CASH EQUIVALENTS – END OF PERIOD	$488,833	$238,183

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$743,301	$210,495

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Operating lease assets recognized in exchange for operating lease liabilities	-	185,135
Warrants issued for convertible debt	-	956,301
Common stock issued for asset acquisition	-	359,250
Common stock issued for partial settlement of note payable	3,053,088	447,777
Derivative liability recognized on issuance of convertible note	383,672	-
Warrant liability recognized on issuance of convertible note	453,746	-

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

As of September 30, 2023, and December 31, 2022, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the nine months ended September 30, 2023 and 2022.

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

Receivables are net of estimated allowances for credit losses and sales return, allowances and discounts. They are stated at estimated net realizable value. Allowances for credit losses, sales returns, discounts and refunds of $3,239 were recorded for the nine months ended September 30, 2023.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the nine months ended September 30, 2023, the Company recorded no inventory write-downs or allowances. For the year ended December 31, 2022, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $743,218 which was charged to cost of goods sold.

The Company’s inventory as of September 30, 2023 and December 31, 2022 consists of:

	September 30, 2023	December 31, 2022

Inventory purchased for resale	$1,707,713	$3,052,518
Feeds and eggs processed	105,955	156,984
In-transit inventory	176,995	1,598,650
Inventory, net	$1,990,663	$4,808,152

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of September 30, 2023. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2023.

September 30, 2023
Assets
Operating lease assets	$159,915

Liabilities
Current
Operating lease liabilities	$50,769
Noncurrent
Operating lease liabilities	$108,526

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,626
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2023
Weighted-average remaining lease term
Operating leases	3.10 years
Weighted-average discount rate
Operating leases	6.8%

Maturities of lease liabilities as of September 30, 2023 were as follows:

Operating Leases

2023 (three months remaining)	16,250
2024	59,001
2025	43,941
2026	43,941
2027	10,985
Total lease payments	174,118
Less: amount of lease payments representing interest	(14,823)
Present value of future minimum lease payments	$159,295
Less: current obligations under leases	$(50,769)
Non-current obligations	$108,526

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

The Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. In accordance with its policies, the Company performed an assessment of goodwill and recognized an impairment loss on goodwill of $1,244,309 related to Coastal Pride and TOBC for the year ended December 31, 2022. No impairment was recognized for the nine months ended September 30, 2023.

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

In accordance with its policies, the Company performed an assessment of its long-lived assets and recognized an impairment loss on customer relationships, trademarks, non-compete agreements of $1,595,677, $1,006,185 and $78,116, respectively, and an impairment on fixed assets of $1,873,619 for the year ended December 31, 2022. No impairment was recognized during the nine months ended September 30, 2023.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses financial instruments approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis as of September 30, 2023.

	September 30, 2023
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liability on convertible debt	$1,481,807	$-	$-	$1,481,807
Warrant liability	2,103,122	-	-	2,103,122
Total	$3,584,929	$-	$-	$3,584,929

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the nine months ended September 30, 2023:

Derivative liability balance, January 1, 2023	-
Issuance of derivative liability during the period	264,688
Change in derivative liability during the period	165,714
Derivative liability balance, June 30, 2023	$430,402
Issuance of derivative liability during the period	118,984
Change in derivative liability during the period	932,421
Derivative liability balance, September 30, 2023	$1,481,807

Warrant liability balance, January 1, 2023	-
Issuance of warrant liability during the period	381,538
Change in warrant liability during the period	(265,291)
Warrant liability balance, June 30, 2023	$116,247
Issuance of warrant liability during the period	4,650,502
Settlement of warrant liability	(490,992)
Change in warrant liability during the period	(2,172,635)
Warrant liability balance, September 30, 2023	$2,103,122

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2023, the Company incurred a net loss of $3,848,950, had an accumulated deficit of $33,188,070 and a working capital deficit of $1,254,840, inclusive of $768,839 in stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $2,102,377 as of September 30, 2023 and $671,933 as of December 31, 2022. As of September 30, 2023, $1,471,492 of the balance was related to prepaid inventory to the Company’s suppliers. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	September 30, 2023	December 31, 2022
Computer equipment	$47,909	$97,624
RAS system	129,677	2,089,909
Automobiles	-	122,715
Leasehold improvements	17,904	89,055
Building Improvements	109,594	0
Total	305,084	2,399,303
Less: Accumulated depreciation and impairment	(37,523)	(2,278,903)
Fixed assets, net	$267,561	$120,400

For the nine months ended September 30, 2023 and 2022, depreciation expense totaled approximately $3,200 and $168,900, respectively.

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

During the nine months ended September 30, 2023, cash proceeds from the working capital line of credit totaled $2,405,034 and cash payments to the working capital line of credit totaled $4,182,971.

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

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler of approximately $768,800 of principal at September 30, 2023 and interest expense of $39,930 and $41,700 during the nine months ended September 30, 2023 and 2022, respectively. These notes are payable on demand and bear at an annual interest rate of 6%. The Company made principal payments of $124,161 during the nine months ended September 30, 2023.

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

On August 4, 2023, $7,030 of the outstanding accrued interest for the first and second quarter of 2023 was paid on the note by the Company.

As of September 30, 2023, $3,573 of the outstanding interest for the third quarter was accrued on the note by the Company.

Interest expense for the note totaled approximately $10,600 and $13,500 during the nine months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and December 31, 2022, the outstanding principal balance on the note totaled $350,000.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $643,778 and $685,074 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the unamortized discount on the 2022 Lind Note was $0 and $643,778, respectively.

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

During the nine months ended September 30, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $2,075,900 through the issuance of an aggregate of 1,379,212 shares of common stock. As of December 31, 2022, the outstanding balance on the 2022 Lind Note was $3,439,557, net of debt discount of $643,778. On September 15, 2023, the Company paid $2,573,142 to Lind and the 2022 Lind Note was extinguished.

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

The 2023 Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Lind Note is equal to the lesser of: (i) $2.40; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the 2023 Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the 2023 Lind Note, in accordance with NASDAQ rules and guidance. Due to the variable conversion price of the 2023 Lind Note, the embedded conversion feature was accounted as a derivative liability. The Company estimated the fair values of the derivative liability using the Black-Scholes option pricing model and using the following key assumptions at issuance and at September 30, 2023: stock price of $2.14 and $0.26; exercise price of $2.40 and $0.20, risk free rate of 4.46% and 5.03%, volatility of 150.46%; and expected term of two years.

The 2023 Lind Note contains certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon the occurrence of an event of default as described in the 2023 Lind Note, the 2023 Lind Note will become immediately due and payable at a default interest rate of 120% of the then outstanding principal amount of the Lind Note.

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

On July 27, 2023, the Company, entered into a First Amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) with Lind, which provided for the issuance of further senior convertible promissory notes up to an aggregate principal amount of up to $1,800,000 and the issuance of additional warrants in such amounts as the Company and Lind shall mutually agree.

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 175,234 shares of common stock of the Company at an exercise price of $1.34 per share for $250,000. In connection with the issuance of the note and the warrant, the Company paid a $12,500 commitment fee. The proceeds from the sale of the note and warrant are for general working capital purposes.

As of September 30, 2023, the outstanding balance on the notes was $1,500,000, net of debt discount of $1,108,800.

Agile Lending, LLC loan

On June 14, 2023, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrower’s assets, including receivables. During the nine months ended September 30, 2023, the Company made principal payments on the loan totaling $436,154.

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

On August 25, 2022, the Company issued 222,222 shares of common stock to Lind, with a fair value of $271,111, pursuant to a convertible promissory note.

On September 1, 2022, the Company issued 5,217 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On September 26, 2022, the Company issued 222,222 shares of common stock to Lind, with a fair value of $176,666, pursuant to a convertible promissory note.

During the nine months ended September 30, 2023, the Company issued an aggregate of 34,277 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

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

On August 22, 2023, the Company issued 200,000 shares of common stock with a fair value of $157,980 to Mark Crone for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $50,000 for the nine months ended September 30, 2023 in connection with these shares.

On September 11, 2023, the Company sold an aggregate of 690,000 shares of common stock for net proceeds of $321,195 in an underwritten public offering pursuant to a securities purchase agreement. The Company issued an aggregate of 1,700,410 shares upon the exercise of warrants.

During the nine months ended September 30, 2023, between May 2023, June 2023 and August 2023, the Company issued an aggregate of 91,612 shares of common stock for cash proceeds of $200,000 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. In connection with such agreement, the Company also issued 62,500 shares of common stock to ClearThink as commitment fees, with a fair value of $141,250, which was recorded as stock issuance costs.

During the nine months ended September 30, 2023, the Company issued an aggregate of 1,379,212 shares of common stock to Lind with a fair value of $3,053,089 as payment of $2,075,900 of note principal due on the convertible promissory note, and recorded a loss of $977,188.

Note 8. Options

The following table represents option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	223,076	$40.05	5.25
Exercisable – December 31, 2022	206,082	$40.05	5.28	$-
Granted	43,200	$-
Forfeited	-	$-
Vested	215,969
Outstanding – September 30, 2023	266,276	$38.74	4.52
Exercisable – September 30, 2023	215,969	$38.74	4.52	$-

For the nine months ended September 30, 2023, the Company recognized $54,718 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2023.

Note 9. Warrants

The following table represents warrant activity for the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	120,675	$62.11	1.32
Exercisable – December 31, 2022	120,675	$62.11	1.32	$-
Granted	10,701,408	$-
Exercised	(1,740,410)	$-
Forfeited or Expired	-	$-
Outstanding – September 30, 2023	9,081,673	$1.39	1.23
Exercisable – September 30, 2023	9,081,673	$1.39	1.23	$-

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

On May 30, 2023, in connection with the issuance of the $1,200,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 435,035 shares of common stock at an exercise price of $2.45 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 435,035 shares of common stock was estimated at $381,538 on the date of issuance of the warrant and $2,726 as of September 30, 2023 using the following assumptions: stock price of $2.14 and $0.26; exercise price of $2.45, risk free rate of 3.81% and 4.60%, volatility of 46.01%; and expected term of five years. The fair value of the warrants of $381,538 was recorded as a discount to the 2023 Lind Note and classified as liabilities.

On July 27, 2023, in connection with the issuance of the $300,000 promissory note to Lind pursuant to the Purchase Agreement Amendment, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 175,234 shares of common stock at an exercise price of $1.34 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants is estimated at $72,208 on the date of issuance of the warrant and $3,243 as of September 30, 2023 using the following assumptions: stock price of $1.07 and $0.26; exercise price of $1.34; risk free rate of 4.24% and 4.60%; volatility of 45.51%; and expected term of five years. The fair value of the warrants of $72,208 was recorded as a discount to the 2023 Purchase Agreement Amendment and classified as a liability.

On September 11, 2023, in connection with the underwritten public offering pursuant to a securities purchase agreement, the Company issued pre-funded warrants with the public offering price of $0.4555 immediately exercisable to purchase up to 10,051,139 shares of common stock at an exercise price of $0.01 per share for gross proceeds of $4,578,294. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 10,051,139 shares of common stock was estimated at $4,619,851 on the date of issuance of the warrant and $2,094,054 as of September 30, 2023 using the following assumptions: stock price of $0.469 and $0.26; exercise price of $0.01; warrant term; volatility rate of 149.06% and 145.79%; and risk-free interest rate of 5.40% and 5.46% from the US Department of Treasury. For the nine months ended September 30, 2023, the Company issued an aggregate of 1,700,410 shares of common stock to two investors upon exercise of warrants.

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 10,741,139 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $0.4655 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of September 30, 2023.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 10,741,139 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $0.4655 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of September 30, 2023.

During the nine months ended September 30, 2023, the Company issued 40,000 shares of common stock at an exercise price of $3.98 per share pursuant to pre-funded warrants issued to Aegis in connection with an underwritten offering.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $23,200 on the lease for the three months ended March 31, 2022. For the nine months ended September 30, 2023, the Company has paid $52,200 on this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina. This office space consists of two leases with related parties for $1,255 and $750 per month that expire in 2024. For the nine months ended September 30, 2023, Coastal Pride has paid $12,045 on the leases.

On February 3, 2022, in connection with the acquisition of certain assets of Gault, Coastal Pride entered into a one-year lease agreement for 9,050 square feet from Gault in Beaufort, South Carolina for $1,000 per month until a new facility is completed. On February 3, 2023, the lease with Gault was renewed for $1,500 per month until February 2024. For the nine months ended September 30, 2023, Coastal Pride has paid $15,000 on the lease.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners, under a lease that expired December 1, 2021. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes and paid CAD$23,310 for rent for the year ended December 31, 2022 and an additional five-year lease with Kathryn Atkinson, spouse of TOBC’s President, for CAD$2,370 per month plus taxes and paid CAD$21,330 for rent for the year ended December 31, 2022. For the nine months ended September 30, 2023, TOBC paid CAD$23,310 for rent under the Steve Atkinson and Janet Atkinson lease and CAD$21,330 for rent under the Kathryn Atkinson lease. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses amounted to approximately $130,910 and $122,100 for the nine months ended September 30, 2023 and 2022, respectively.

Note 11. Subsequent Events

On October 1, 2023 and November 1, 2023, the Company issued 42,308 and 87,302 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

On October 1, 2023, the leases for 1,100 square feet at a monthly rent of $1,255 for Coastal Pride’s office were terminated and Coastal Pride entered into a one-year office lease for 1,100 square feet for $1,000 per month. Such lease will expire on September 30, 2024.

As of November 3, 2023, the Company issued 8,350,729 shares of common stock upon the exercise of pre-funded warrants in connection with an underwritten offering pursuant to a securities purchase agreement.

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

Recent Events

Public Offering

On September 11, 2023, the Company sold in an underwritten public offering pursuant to a securities purchase agreement, an aggregate of 690,000 shares of its common stock, Series A-1 warrants to purchase up to 10,741,139 shares of common stock, Series A-2 warrants to purchase up to 10,741,139 shares of common stock (collectively, the “Common Warrants”) and pre-funded warrants to purchase up to 10,051,139 shares of common stock (the “Pre-Funded Warrants”). Each share of common stock and Pre-Funded Warrants were sold together with a Series A-1 common stock purchase warrant to purchase one share of common stock and a Series A-2 common stock purchase warrant to purchase one share of common stock. The public offering price for each share of common stock and accompanying Common Warrants was $0.4655. Each Common Warrant has an exercise price of $0.4655 per share, and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Common Warrants (“Warrant Stockholder Approval”). The Series A-1 warrants will expire on the five-year anniversary of the effective date of Warrant Stockholder Approval. The Series A-2 warrants will expire on the eighteen-month anniversary of the effective date of Warrant Stockholder Approval. The public offering price was $0.4555 per Pre-funded Warrant and accompanying Common Warrants. The Pre-funded Warrants are immediately exercisable and have an exercise price of $0.01 per share.

H.C. Wainwright & Co., LLC, acted as placement agent for the offering and received a fee of 7% of the gross proceeds and reimbursement of $35,000 in non-accountable expenses and $100,000 of legal fees and out-of-pocket expenses.

NASDAQ Compliance

On September 26, 2023, the Company received notice from NASDAQ that based upon the closing bid price of its common stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share (the “Minimum Bid Requirement”). The Company has 180 days, or until March 24, 2024, to regain compliance with NASDAQ Listing Rule 5550(a)(2). If at any time before March 24, 2024, the closing bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Minimum Bid Requirement, and the matter would be resolved. If the Company does not regain compliance with the Minimum Bid Requirement during the initial 180 calendar day period, the Company may be eligible for an additional 180 calendar day compliance period if it meets all other applicable listing standards.

The Company will continue to actively monitor the closing bid price of its Common Stock and will seek to regain compliance with all applicable NASDAQ requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by NASDAQ, the Company’s Common Stock may be subject to delisting.

Minimum Stockholder’s Equity

The Company was notified on May 23, 2023 by NASDAQ that it no longer complied with the minimum $2,500,000 stockholders’ equity required for continued listing on NASDAQ. At a hearing with NASDAQ on June 29, 2023, the Company’s request for continued listing on The NASDAQ Capital Market was granted, subject to filing a registration statement with the SEC for a $5 million public offering by July 28, 2023 and demonstrating compliance with the minimum stockholders’ equity requirement by August 18, 2025, which date was extended to September 15, 2023.On September 11, 2023, the Company closed its $5 million public offering. On October 16, 2023, NASDAQ notified the Company that it had regained compliance with the minimum $2,500,000 stockholders’ equity requirement. However, the Company will be subject to a mandatory panel monitor until October 16, 2024. If, within that one-year monitoring period, NASDAQ finds the Company out of compliance, the Company will have an opportunity to request a new hearing on the matter.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended September 30, 2023 and 2022

Net Revenue. Revenue for the three months ended September 30, 2023 decreased 35.7% to $1,561,679 as compared to $2,429,195 for the three months ended September 30, 2022 as a result of a decrease in poundage sold during the three months ended September 30, 2023.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2023 decreased to $1,586,478 as compared to $3,973,656 for the three months ended September 30, 2022. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit (Loss). Gross (loss) for the three months ended September 30, 2023 decreased to ($24,799) as compared to gross (loss) of ($1,544,461) in the three months September 30, 2022. This decrease is attributable to the cost of sales no longer being higher than sales and a minor operational issue affecting the biomass at TOBC.

Commissions Expense. Commissions expense decreased to $423 for the three months ended September 30, 2023 from $2,674 for the three months ended September 30, 2022. This decrease was due to lower commissionable revenues for the three months ended September 30, 2023.

Salaries and Wages Expense. Salaries and wages expense decreased to $301,393 for the three months ended September 30, 2023 as compared to $352,178 for the three months ended September 30, 2022. This decrease is mainly attributable to a strategic reduction in salaries for the three months ended September 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $2,754 for the three months ended September 30, 2023 as compared to $151,568 for the three months ended September 30, 2022. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Impairment Loss. Impairment loss decreased to $0 for the three months ended September 30, 2023 as compared to $748,997 for the three months ended September 30, 2022. This decrease is attributable to the impairment recognized on TOBC for the year ended December 31, 2022.

Other Operating Expense. Other operating expense decreased to $410,913 for the three months ended September 30, 2023 from $566,977 for the three months ended September 30, 2022. This decrease is mainly attributable to legal and professional fees related to our business operations.

Other Income (Expense). Other (expense) increased for the three months ended September 30, 2023 to ($1,902) from $22,229 for the three months ended September 30, 2022. This increase in expense is mainly attributable to the decrease in fair value of the common stock recorded in connection with common stock issued to ClearThink.

Interest Income. Interest income increased to $16 for the three months ended September 30, 2023 from $0 for the three months ended September 30, 2022. The increase is attributable to the interest earned on an interest-bearing brokerage account.

Loss on Settlement of Debt. Loss on settlement of debt increased to $144,169 for the three months ended September 30, 2023 from $57,085 for the three months ended September 30, 2022. The increase is attributable to the fair value of common stock issued higher than the principal amount paid.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value of derivative and warrant liabilities increased to $1,240,214 for the three months ended September 30, 2023 from $0 for the three months ended September 30, 2022. The increase is a result of the decrease of the price of the Company’s common stock at September 30, 2023, as compared with the stock price at the date of issuance of the common stock under warrants.

Interest Expense. Interest expense increased to $799,690 for the three months ended September 30, 2023 from $336,378 for the three months ended September 30, 2022. The increase is attributable to the amortization of the Lind convertible debt discounts.

Net Loss. Net loss was $445,813 for the three months ended September 30, 2023 as compared to $3,738,089 for the three months ended September 30, 2022. The decrease in net loss is primarily attributable to the decrease of salaries and wages, operating expenses and gross loss and gain from revaluation of the derivative and warranty liability.

Nine months ended September 30, 2023 and 2022

Net Revenue. Revenue for the nine months ended September 30, 2023 decreased 52.2% to $5,115,680 as compared to $10,712,363 for the nine months ended September 30, 2022 as a result of decrease in poundage sold during the nine months ended September 30, 2023.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2023 decreased to $4,775,102 as compared to $11,431,331 for the nine months ended September 30, 2022. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit (Loss). Gross profit for the nine months ended September 30, 2023 increased to $340,578 as compared to gross (loss) of $718,968 in the nine months ended September 30, 2022. This increase is attributable to decrease in the cost of inventory.

Commissions Expense. Commissions expense decreased to $2,169 for the nine months ended September 30, 2023 from $24,051 for the nine months ended September 30, 2022. This decrease was due to lower commissionable revenues for the nine months ended September 30, 2023.

Salaries and Wages Expense. Salaries and wages expense decreased to $1,298,358 for the nine months ended September 30, 2023 as compared to $1,498,703 for the nine months ended September 30, 2022. This decrease is mainly attributable to strategic reduction in salaries for the nine months ended September 30, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $33,091 for the nine months ended September 30, 2023 as compared to $426,364 for the nine months ended September 30, 2022. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Impairment Loss. Impairment loss decreased to $0 for the nine months ended September 30, 2023 as compared to $748,997 for the nine months ended September 30, 2022. This decrease is attributable to the impairment recognized on TOBC for the year ended December 31, 2022.

Other Operating Expense. Other operating expense decreased to $1,773,702 for the nine months ended September 30, 2023 from $1,930,753 for the nine months ended September 30, 2022. This decrease is mainly attributable to legal and professional related to our business operations.

Other Income. Other income decreased for the nine months ended September 30, 2023 to $25,292 from $68,899 for the nine months ended September 30, 2022. This decrease is mainly attributable to the decrease in fair value of the common stock recorded in connection with common stock issued to ClearThink.

Interest Income. Interest income increased to $40 for the nine months ended September 30, 2023 from $0 for the nine months ended September 30, 2022. The increase is attributable to the interest earned on an interest-bearing brokerage account.

Loss on Settlement of Debt. Loss on settlement of debt increased to $977,188 for the nine months ended September 30, 2023 from $57,085 for the nine months ended September 30, 2022. The increase is attributable to the fair value of common stock issued was higher than the principal amount paid.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value and derivative and warrant liabilities increase to $1,339,791 for the nine months ended September 30, 2023 from $0 for the nine months ended September 30, 2022. This increase is a result of the decrease in the stock price of the Company’s common stock at September 30, 2023, as compared with the stock price at date of issuance of such common stock.

Interest Expense. Interest expense increased to $1,470,143 for the nine months ended September 30, 2023 from $893,146 for the nine months ended September 30, 2022. The increase is attributable to the amortization of the Lind convertible debt discounts.

Net Loss. Net loss was $3,848,950 for the nine months ended September 30, 2023 as compared to $6,229,168 for the nine months ended September 30, 2022. The decrease in net loss is primarily attributable to the decrease of salaries and wages, operating expenses and gross loss and gain from revaluation of the derivative and warranty liability.

Liquidity and Capital Resources

The Company had cash of $488,833 as of September 30, 2023. At September 30, 2023, the Company had a working capital deficit of $1,254,840, including $768,839 in stockholder loans that are subordinated to its working capital line of credit, and the Company’s primary sources of liquidity consisted of inventory of $1,990,663 and accounts receivable of $152,954

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the nine months ended September 30, 2023 was $3,112,126 as compared to cash used in operating activities of $4,095,243 for the nine months ended September 30, 2022. The decrease is primarily attributable to decrease in inventory of $7,331,680 and decrease in payables of $3,738,242, offset by the increase in other current assets of $3,076,240 for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022.

Cash (Used in) Investing Activities. Cash used in investing activities for the nine months ended September 30, 2023 was $132,551 as compared to cash used in investing activities of $549,337 for the nine months ended September 30, 2022. The decrease was mainly attributable to a decrease in the purchase of fixed assets for the nine months ended September 30, 2023 compared to the acquisition of the soft-shell crab operations during the nine months ended September 30, 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2023 was $3,667,373 as compared to cash provided by financing activities of $3,732,734 for the nine months ended September 30, 2022. The decrease is mainly attributable to the pay-off of the working capital line of credit and the 2022 Lind Note during the nine months ended September 30, 2023.

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

During the nine months ended September 30, 2023, cash proceeds from the working capital line of credit totaled $2,405,034 and cash payments to the working capital line of credit totaled $4,182,971.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of September 30, 2023, approximately $768,800 of principal remains outstanding and approximately $39,900 of interest was paid under the notes during the nine months ended September 30, 2023. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $124,161 during the nine months ended September 30, 2023.

Lind Global Fund II LP notes

On January 24, 2022, the Company entered into a securities purchase agreement with Lind pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share. In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and approximately $87,000 of debt issuance costs.

The outstanding principal under the note was payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”), floor price of $30 per share after taking into account the Company’s Reverse Stock Split, or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company will pay Lind an additional amount in cash as determined pursuant to a formula contained in the note.

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

The note was mandatorily payable prior to maturity if the Company issued any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issued any indebtedness. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

If the Company failed to maintain the listing and trading of its common stock, the note would become due and payable and Lind may convert all or a portion of the outstanding principal at the lower of the then current conversion price and 80% of the average of the 3-day VWAP during the 20 days prior to delivery of the conversion notice.

If the Company engages in capital raising transactions, Lind has the right to purchase up to 10% of the new securities.

The note was convertible into common stock at $5.00 per share ($100 per share after taking into account the Company’s Reverse Stock Split), subject to certain adjustments, at any time after the earlier of six months from issuance or the date the registration statement is effective; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares were issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

On September 15, 2023, the Company paid $2,573,142 to Lind and the note was extinguished.

On May 30, 2023, the Company entered into a securities purchase agreement with Lind pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “Lind Note”) and a warrant (the “Lind Warrant”) to purchase 435,035 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $2.45 per share, for the aggregate funding amount of $1,000,000. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant are for general working capital purposes.

On July 27, 2023, the Company, entered into a First Amendment to the securities purchase agreement (the “Purchase Agreement Amendment”) with Lind, pursuant to which the Company amended the securities purchase agreement, entered into with Lind as of May 30, 2023 in order to permit the issuance of further senior convertible promissory notes in the aggregate principal amount of up to $1,800,000 and warrants in such aggregate amount as the Company and Lind shall mutually agree.

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 175,234 shares of common stock of the Company, for the aggregate amount of $250,000. In connection with the issuance of the note and the warrant, the Company paid a $12,500 commitment fee. The proceeds from the sale of the note and warrant are for general working capital purposes.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On October 1, 2023 and November 1, 2023, the Company issued 42,308 and 87,302 shares of common stock, respectively, to the designee of Clear Think Capital for consulting services provided to the Company.

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

BLUE STAR FOODS CORP.

Dated: November 20, 2023	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

