Form 10-K
period 2023-12-31
Blue Star Foods Corp.
filed 2024-04-01
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,199,788.

As of April 1, 2024, there were 40,682,568 shares of the registrant’s common stock outstanding.

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

Unless otherwise noted, all share and the price per share information in this Annual Report for all periods presented reflect the reverse stock split of our outstanding common stock at a ratio of 1-for-20 (“Reverse Stock Split”), which became effective as of June 21, 2023. On the opening of the market on June 22, 2023, our common stock began trading on the NASDAQ Capital Market on a post-reverse stock split basis.

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

At the Closing Date, each of the 25 shares of common stock of Keeler & Co issued and outstanding immediately prior to the closing of the Merger were converted into 1,500 shares of our common stock. As a result, an aggregate of 750,000 shares of our common stock were issued to the Sole Stockholder.

At the effective time of the Merger, the Company redeemed an aggregate of 462,500 shares of common stock from the pre-Merger stockholders of the Company (the “Pre-Merger Holders”) for cancellation by the Company (the “Share Redemption”) and, as a result, the Pre-Merger Holders retained an aggregate of 37,500 shares of common stock after the Merger, representing a value of $1.5 million. The shares were redeemed in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

Offering

Concurrently with the closing of the Merger, we closed a private placement offering (the “Offering”) in which we sold an aggregate of 36 units of our securities (the “Units”) at a purchase price of $20,000 per Unit, for aggregate gross proceeds of $725,000. Each Unit consisted of one share of the Company’s 8% Series A convertible preferred stock, par value $0.0001 per share (the “Series A Stock”) and a three-year warrant (the “Warrant”) to purchase one-half of one share of common stock for every share of common stock that would be received upon conversion of a share of Series A Stock (the “Warrant Shares”), at an exercise price of $48.00. The Series A Stock is convertible into shares (the “Conversion Shares”) of the Company’s common stock, at a conversion rate of $40.00 per share (the “Conversion Rate”). We issued 17,663 Warrant Shares in the Offering, which Warrant Shares are exercisable independently of any conversion of Series A Stock. The net proceeds of the Offering were used by the Company for general corporate purposes. All of the Series A Stock have been converted to shares of the Company’s common stock.

Company Settlement

Effective upon the closing of the Merger, we issued an aggregate of 34 Units to eleven “accredited investors” (the “Settlement Parties”) for each such individual or entity entering into a settlement and mutual general release agreement (the “Settlement Agreement”) with the Company in full and complete settlement and satisfaction and release of claims such Settlement Parties may have against the Company (the “Company Settlement”).

Upon the closing of the Merger, (i) options to purchase an aggregate of 5 shares of Keeler & Co’s common stock at an exercise price of $200,000 per share, which were outstanding immediately prior to the closing of the Merger, were converted into a ten-year immediately exercisable options to purchase an aggregate of 156,000 shares of common stock at an exercise price of $6.66 (which option was subsequently terminated unexercised), and (ii) a ten-year option to purchase 156,000 shares of common stock at an exercise price of $40.00, which vested one-year from the date of grant.

Changes to the Board of Directors and Executive Officers

On the Closing Date of the Merger, the then-current directors and Chief Financial Officer and Chief Executive Officer of the Company resigned from all such positions as directors and officers of the Company and were replaced by new officers and directors.

Lock-ups

In connection with the Merger, each of our executive officers and directors after giving effect to the Merger (the “Restricted Holders”) and each of the Pre-Merger Holders, holding at the closing date of the Merger an aggregate of 37,500 shares of our common stock, entered into lock-up agreements (the “Lock-Up Agreements”), whereby the Restricted Holders were restricted for a period of 18 months and the Pre-Merger Holders were restricted for 12 months, after the Merger (the “Restricted Period”), from sales or dispositions (including pledges) in excess of 50% of all of the common stock held by (or issuable to) them and at a price below $44.0 per share (such restrictions together the “Lock-Up”). Notwithstanding such restrictions, during the Restricted Period (i) the Restricted Holders may transfer up to 10% of their shares to a charitable organization which agrees to be bound by such Lock-Up restrictions and (ii) the Pre-Merger Holders may transfer up to 10% of their shares to a third party which agrees to be bound by such Lock-Up restrictions. From and after the Restricted Period, neither the Restricted Holders nor the Pre-Merger Holders may sell, dispose or otherwise transfer more than one-third of the common stock held by such Holder in any two-month period.

Redemption from Pre-Merger Holders

In connection with the Merger, the Company redeemed an aggregate of 462,500 shares of common stock from the Company’s Pre-Merger Holders for cancellation by the Company (the “Share Redemption”) and, as a result, the stockholders retained an aggregate of 37,500 shares of common stock after the Merger (the “Retained Shares”), representing a value of $1.5 million. The shares were redeemed in consideration for the direct benefit the Pre-Merger Holders will receive in connection with the consummation of the Merger.

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

Pursuant to the terms of the Coastal Merger Agreement, the following consideration was paid by Keeler & Co.: (i) an aggregate of $394,622 in cash; (ii) a five-year 4% promissory note in the principal amount of $500,000 (the “Lubkin Note), issued by Keeler & Co. to Walter Lubkin Jr. (“Walter Jr.”); (iii) three-year 4% convertible promissory notes in the aggregate principal amount of $210,000 (collectively, the “Sellers Notes” and together with the Lubkin Note, the “Notes”), issued by Keeler & Co. to Greco, Lubkin III and Lubkin, pro rata to their ownership of Coastal Pride Company, Inc. immediately prior to the Coastal Merger; (iii) 25,000 shares of common stock of the Company, issued to Walter Lubkin, Jr. (the “Walter Jr. Shares”); and (iii) an aggregate of 39,750 shares of common stock of the Company, issued to Greco, Lubkin III and Lubkin, pro rata to their ownership of Coastal Pride Company, Inc. immediately prior to the Coastal Merger (together with the Walter Jr. Shares, the “Consideration Shares”).

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

One-sixth of the principal and interest under the Sellers Notes are payable quarterly commencing on August 26, 2021. The Sellers Notes are convertible into shares of common stock of the Company at the Seller’s option, at any time after the first anniversary of the date of the Note, at the rate of 0.05 share for each $40.00 of principal and/or interest so converted (the “Conversion Shares”).

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

ACF Finco I, LP (“ACF”) and Keeler & Co. were parties to a loan and security agreement, originally dated as of August 31, 2016. As a condition to ACF’s waiver of certain events of default under the Loan Agreement, and consent to the formation of the Acquisition Subsidiary and the Coastal Merger, the Acquisition Subsidiary and Keeler & Co. entered into the Joinder and Seventh Amendment to the Loan Agreement which resulted, among other things, in Coastal Pride becoming an additional borrower under the Loan Agreement. On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (the “Loan Agreement”) with Lighthouse, and the loan with ACF was extinguished.

On April 15, 2021, the Company issued an aggregate of 823 shares of common stock to the Coastal Seller in lieu of payment in cash of accrued interest in the aggregate amount of $39,504 under the Sellers’ Notes.

A combination of cash and shares of common stock were issued on the notes by the Company totaling an aggregate of $180,989 on the Walter Lubkin III Convertible Note, Tracy Greco Convertible Note and John Lubkin Convertible Note and such notes were extinguished on December 31, 2022.

Taste of BC Aquafarms Acquisition

On April 27, 2021, we entered into a stock purchase agreement (the “SPA”) with TOBC, and Steve Atkinson and Janet Atkinson (the “TOBC Sellers”), the owners of all of the capital stock of TOBC (the “TOBC Shares”) pursuant to which we acquired all of the TOBC Shares from the TOBC Sellers for an aggregate purchase price of CAD$4,000,000, subject to adjustment based upon the amount of TOBC’s working capital on the closing date (the “Purchase Price”) as follows: (i) CAD$1,000,000 in cash, pro rata with each TOBC Seller’s ownership of TOBC (ii) by the issuance to each TOBC Seller of a non-interest bearing promissory note in the aggregate principal amount of CAD$200,000, with a maturity date of November 30, 2021, with the principal amount of each note to be pro rata with each TOBC Seller’s ownership of TOBC, and secured by a Company guarantee and a general security agreement creating a security interest over certain assets of the Company, and (iii) 49,387 shares of common stock, (representing CAD$2,800,000 of shares based on USD$46.00 per share) with each TOBC Seller receiving a pro rata portion of such shares based upon the total number of TOBC shares held by such TOBC Seller.

On June 24, 2021, the SPA was amended to increase the purchase price to an aggregate of CAD$5,000,000 and the TOBC acquisition closed. Pursuant to the amendment, on August 3, 2021, an aggregate of 17,248 shares of common stock (representing CAD$1,000,000 of additional shares calculated at USD$46.00 per share) was put in escrow until the 24-month anniversary of the closing. If, within 24 months of the closing, TOBC has cumulative revenue of at least CAD$1,300,000, the TOBC Sellers will receive all of the escrowed shares. If, as of the 24-month anniversary of the closing, TOBC has cumulative revenue of less than CAD$1,300,000, the TOBC Sellers will receive a prorated number of the escrowed shares based on the actual cumulative revenue of TOBC as of such date.

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

On July 6, 2023, the Company, TOBC and Steve Atkinson and Janet Atkinson agreed to waive a requirement in the First Amendment to the SPA entered into as of June 24, 2021, that an aggregate of 17,247 shares of common stock of the Company (“Additional Shares”) held in escrow be released if at June 24, 2023, the twenty-four month anniversary of the closing of the acquisition of TOBC by the Company, TOBC had cumulative revenues of at least CAD$1,300,000, or if TOBC’s cumulative revenue had not reached CAD$1,300,000, a prorated number of Additional Shares be released. Accordingly, on July 6, 2023, the Company authorized the release of 8,451 Additional Shares to Steve Atkinson and 8,796 Additional Shares to Janet Atkinson.

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

Our website address is www.bluestarfoods.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report and is intended for informational purposes only.

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

Keeler & Co. purchases the majority of our crab product (Portunus Pelagicus and Portunus Haanii) from processors which source the crab meat from local fishermen in Indonesia, the Philippines, Thailand, Vietnam and India, to whom we pay a premium in order to outfit their boats with a proprietary GPS-based system. This system allows us to trace where the crab product originates and ensure that only mature crabs are being harvested by the use of collapsible traps and not gill nets.

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

The Company had four major suppliers located in the United States, Canada and China which accounted for approximately 82% of the Company’s total purchases during the year ended December 31, 2023. The Company’s largest supplier is located in Miami and accounted for 35% of the Company’s total purchases in the year ended December 31, 2023.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry throughout the United States. We sell our crab meat to our customers through purchase orders. For the year ended December 31, 2023, sales to food distributors and retail and wholesale clubs accounted for 52% of our revenue. The balance of our revenue is derived from smaller seafood distributors and value-added processors.

The Company had nine customers which accounted for approximately 52% of revenue during the year ended December 31, 2023. Two customers accounted for 22% of revenue during the year ended December 31, 2023. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

Employees

As of March 28, 2024, we had thirty-nine full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We also are dependent on egg availability. If we had a disruption in our ability to purchase eggs, we would not be able to continue to stock our farm. We cannot guarantee that any disruptions might not occur in the future, any of which could cause loss of salmon to sell, damage to our reputation, loss of consumer confidence in our products and company, and lost revenues, all of which could have a material adverse effect on our business results.

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

The report from our independent registered public accounting firm for the year ended December 31, 2023 includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We may need to raise additional capital to fund our existing commercial operations and develop and commercialize new products and expand our operations.

If our available cash balances, net proceeds from an offering and anticipated cash flow from operations are insufficient to satisfy our liquidity requirements including because of lower demand for our products or due to other risks described herein, we may seek to sell common stock or preferred stock or convertible debt securities, enter into an additional credit facility or another form of third-party funding or seek other debt financing.

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

To comply with the requirements of being a public company, we may need to undertake various actions, including implementing internal controls and procedures. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information disclosed to the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any failure to develop or maintain effective controls could harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, our common stock may not be able to continue to meet the eligibility requirements for the NASDAQ Stock Market.

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

We face risks associated with our international business.

Our international business operations are subject to a variety of risks, including:

●	difficulties with managing foreign and geographically dispersed operations;

●	having to comply with various U.S. and international laws, including export control laws and the FCPA, and anti-money laundering laws;

●	changes in uncertainties relating to foreign rules and regulations;

●	tariffs, export or import restrictions, restrictions on remittances abroad, imposition of duties or taxes that limit our ability to import product;

●	limitations on our ability to enter into cost-effective arrangements with distributors, or at all;

●	fluctuations in foreign currency exchange rates;

●	imposition of limitations on production, sale or export in foreign countries;
●	imposition of limitations on or increase of withholding and other taxes on remittances and other payments by foreign processors or joint ventures;

●	imposition of differing labor laws and standards;

●	economic, political or social instability in foreign countries and regions;

●	an inability, or reduced ability, to protect our intellectual property, including any effect of compulsory licensing imposed by government action;

●	availability of government subsidies or other incentives that benefit competitors in their local markets that are not available to us; and

●	difficulties in recruiting and retaining personnel, and managing international operations.

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

Currently, the majority of our international sales contracts are denominated in U.S. dollars. We pay certain of our suppliers in a foreign currency. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could require us to reduce our selling price or risk making our product less competitive in international markets or our costs could increase. Also, if our international sales increase, we may enter into a greater number of transactions denominated in non-U.S. dollars, which could expose us to foreign currency risks, including changes in currency exchange rates.

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

The operation of our planned digital banking platform may subject us to costs and risks associated with various laws and regulations, including those relating to data privacy, security and protection. Developments in these and other laws and regulations could harm our business, financial condition or results of operations.

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

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties. Holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to us and that we rely upon that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management. These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

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

The FDA and other government agencies, among other things, with respect to our products and operations regulate the design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; product safety; marketing, sales and distribution; recordkeeping procedures; advertising and promotion; recalls and corrective actions; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales.

The failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as waning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction o products into the market; and total or partial suspension of production.

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

The broad market fluctuations in the stock markets may negatively impact the price or liquidity of our common stock. In the past, when the price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “BSFC.” However, if we fail to comply with NASDAQ’s rules for continued listing, including, minimum market capitalization, bid price and other requirements, NASDAQ may take steps to delist our shares. Failure to maintain our listing, or de-listing from NASDAQ, would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange. Additionally, loan or other agreements, may contain covenants to maintain the listing of our common stock on NASDAQ. Accordingly, failure to maintain such listing may constitute a default under such agreements.

We are not in compliance with the NASDAQ Capital Market $1.00 minimum bid price requirement and the $2,500,000 stockholder’s equity minimum requirement which could result in delisting and adversely affect the market price and liquidity of our common stock.

On September 26, 2023, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“NASDAQ”) notifying the Company that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”).

We were provided a compliance period of 180 calendar days, or until March 25, 2024, to regain compliance with NASDAQ Listing Rule 5550(a)(2). If at any time before March 25, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Minimum Bid Requirement and the matter would be resolved. On March 26, 2024, we received a letter from NASDAQ stating the Company had not regained compliance with the Minimum Bid Requirement and is not eligible for a second 180-day period because it is not in compliance with NASDAQ’s $5,000,000 minimum stockholders’ equity initial listing requirement.

The Company intends to present a written compliance plan to the NASDAQ hearings panel by April 2, 2024 (which will stay further action by NASDAQ until the Panel’s final determination) for its consideration of continued listing of the Company’s common stock on the NASDAQ Capital Market.

The Company was notified on November 27, 2023 by NASDAQ that it no longer complied with the minimum $2,500,000 stockholders’ equity required for continued listing on NASDAQ. The Company is subject to a Mandatory Panel Monitor for a period of one year, or until October 16, 2024. On December 4, 2023, the Company was granted a hearing with NASDAQ’s hearings panel, which was scheduled for March 5, 2024. On March 22, 2024, the NASDAQ hearings panel notified the Company that it had granted the request of the Company to continue its listing on NASDAQ until May 15, 2024, subject to on or before April 1, 2024, the Company filing its Form 10-K for the year ended December 31, 2023, and filing its Form 10-Q for the quarter ended March 31, 2024 by May 15, 2024.

If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTC Markets or in the “pink sheets.” Such a downgrading in our listing market may limit our ability to make a market in our common stock and may impact purchases or sales of our securities.

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

We expect our operating results to be subject to fluctuations. Our operating results will be affected by numerous factors, including variations in the level of expenses related to future development plans; fluctuations in value of the underlying commodity; inability to procure sufficient quantities to meet demand due to the scarcity of the product available from its suppliers; level of underlying demand for our products and any other products we sell; any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved and regulatory developments affecting us or our competitors.

If our operating results for a particular period fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any fluctuations in our operating results may, in turn, cause the price of our common stock to fluctuate substantially. We believe that comparisons of our financial results from various reporting periods are not necessarily meaningful and should not be relied upon as an indication of our future performance.

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

We could face significant penalties for our failure to comply with the terms of our outstanding convertible notes.

Our convertible notes contain positive and negative covenants and customary events of default including requiring us in many cases to timely file SEC reports. In the event we fail to timely file our SEC reports in the future, or any other events of defaults occur under the notes, we could face significant penalties and/or liquidated damages and/or the conversion price of such notes could be adjusted downward significantly, all of which could have a material adverse effect on our results of operations and financial condition, or cause any investment in the Company to decline in value or become worthless.

Certain of our outstanding convertible promissory notes include favored nations rights which if triggered could result in, among other things, favorable treatment to such noteholders and dilution to existing shareholders.

Certain of our outstanding convertible promissory notes include provisions which provide that, so long as such notes are outstanding, the Company shall not enter into any public or private offering of its securities (including securities convertible into shares of our common stock) with any individual or entity that has the effect of establishing rights or otherwise benefiting such other investor in a manner more favorable in any material respect to such other investor than the rights and benefits established in favor of the holder of our convertible notes unless, in any such case, the holder has been provided with such rights and benefits pursuant to a definitive written agreement or agreements between the Company and the holder. Such favored nations provisions could be triggered in the future and could materially change the terms of the notes. In the event any favored nations provisions of the notes are triggered, it may cause the terms of such notes to be materially amended in favor of the holders thereof, cause significant dilution to existing shareholders, and otherwise have a material adverse effect on the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this Item.

ITEM 1C. CYBERSECURITY

The Company engages a third-party provider to maintain our systems and management participates in the assessment to identify any risks from cybersecurity threats. Our third-party provider monitors our firewall, network, system security and internal and external backups and reports any issues to the Company.

The Company’s Board, together with management, is engaged in our cybersecurity monitoring managed by our third-party provider and it is constantly changing. Any issues are appropriately addressed timely.

To date, we have not experienced any cybersecurity incidents that materially affected our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

The Company’s executive offices and warehouse facility are based in Miami, Florida. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for 4,756 square feet of its executive offices with an unrelated third party, for monthly rent of $5,800. The Company has paid $69,900 to date under this lease.

Coastal Pride leased an aggregate of 1,600 square feet of office space in Beaufort, South Carolina under two leases for $1,255 and $750 per month. On October 1, 2023, both leases were terminated and Coastal Pride entered into a new one-year office lease for 1,100 square feet for $1,000 per month.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes, and an additional five-year lease with Kathryn Atkinson for CAD$2,370 per month plus. Both leases are renewable for two additional five-year terms.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the NASDAQ Capital Market under the symbol “BSFC”.

The last reported sales price of our common stock on the NASDAQ Capital Market on March 29, 2024 was $0.09.

Holders

As of March 29, 2024, the Company had 77 stockholders of record.

Lock-up Agreements

In connection with the Merger, holders of 787,500 shares of common stock were prohibited, subject to certain exceptions, from disposing of or hedging any shares of common stock or securities convertible or exercisable for shares of common stock during an 18-month period for Restricted Holders and 12-month period for Pre-Merger Holders, after the Merger in excess of 50% of all of the common stock held by (or issuable to) them and at a price below $44.00 per share. Thereafter, neither Restricted Holders or Pre-Merger Holders may sell, dispose or otherwise transfer more than one-third of the common stock held by such Holder in any two-month period.

Dividends

We have not paid any dividends on our capital stock and do not anticipate paying any dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products and implement our business plan. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2023.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	317,790	(1)	31.11	178,750
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a ten-year option to purchase 156,000 shares of common stock at an exercise price of $40.00 per share granted to Christopher Constable, the Company’s former chief financial officer and director; (ii) ten-year options to purchase 12,500 shares of common stock at an exercise price of $40.00 per share to Miozotis Ponce, the Company’s Chief Operating Officer; (iii) ten-year options to purchase an aggregate of 17,562 shares of common stock at an exercise price of $40.00 per share to certain employees; (iv) ten-year options to purchase an aggregate of 1,250 shares of common stock at an exercise price of $40.00 per share to certain contractors under the 2018 Plan; (v) three-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $40.00 per share to the Company’s directors; (vi) three-year options to purchase 351 shares of common stock at an exercise price of $120.00 per share to Silvia Alana, the Company’s Chief Financial Officer and director (vii) five-year options to purchase an aggregate of 8,750 shares of common stock at an exercise price of $40.00 per share to the Company’s directors; (viii) three-year options to purchase 1,378 shares of common stock at an exercise price of $17.20 per share to an employee; (ix) three-year options to purchase 285 shares of common stock at an exercise price of $15.80 per share to an employee; (x) three-year options to purchase 43,200 shares of common stock at an exercise price of $0.80 per share to Silvia Alana, the Company’s Chief Financial Officer and director and (xi) three-year options to purchase 51,514 shares of common stock at an exercise price of $0.35 per share to an employee.

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

On August 22, 2023, the Company issued 200,000 shares of common stock to Mark Crone for consulting services to be provided to the Company starting on January 1, 2024.

On December 31, 2023, the Company issued an aggregate of 3,958,333 shares of common stock to John Keeler’s designee in lieu of payment of $570,000 of the principal amount of outstanding promissory notes held by Mr. Keeler.

On December 31, 2023, the Company issued 173,611 shares of common stock to each of Silvia Alana, Nubar Herian and John Keeler, 277,778 shares of common stock to each of Timothy McLellan and Trond Ringstad, 101,273 shares of common stock to Juan Carlos Dalto and 399,306 shares of common stock to Jeffrey Guzy with a total fair value of $227,083 for serving as directors of the Company.

On December 31, 2023, the Company issued 1,736,111 shares of common stock to Walter Lubkin Jr. in lieu of $250,000 of outstanding principal payment under promissory notes issued by the Company in connection with the Coastal Pride acquisition.

During the year ended December 31, 2023, the Company issued an aggregate of 239,229 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

During the year ended December 31, 2023, the Company issued an aggregate of 1,380,585 shares of common stock for cash proceeds of $343,849 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. In connection with such agreement, the Company also issued 62,500 shares of common stock to ClearThink as commitment fees, with a fair value of $141,250, which was recorded as stock issuance costs.

On January 23, 2024 and February 1, 2024, the Company issued 76,388 and 82,706 shares of common stock, respectively, to the designee of ClearThink for consulting services provided to the Company.

On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink as a commitment fee.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements appearing in this Annual Report. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this prospectus.

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

Recent Developments

NASDAQ Compliance

On September 26, 2023, the Company received a letter from NASDAQ notifying the Company that based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company was not in compliance with the Minimum Bid Requirement on The NASDAQ Capital Market, as set forth in NASDAQ Listing Rule 5550(a)(2) . The Company was provided a compliance period of 180 calendar days, or until March 24, 2024, to regain compliance with NASDAQ Listing Rule 5550(a)(2). If at any time before March 24, 2024, the closing bid price of our common stock closed at or above $1.00 per share for a minimum of ten consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Minimum Bid Requirement and the matter would be resolved. On March 26, 2024, we received a letter from NASDAQ stating the Company had not regained compliance with the Minimum Bid Requirement and is not eligible for a second 180-day period because it is not in compliance with NASDAQ’s $5,000,000 minimum stockholders’ equity initial listing requirement. The Company intends to present a written compliance plan to the NASDAQ hearings panel by April 2, 2024 (which will stay further action by NASDAQ) for its consideration of continued listing of the Company’s common stock on the NASDAQ Capital Market.

Minimum Stockholder’s Equity

The Company was notified on November 27, 2023 by NASDAQ that it no longer complied with the minimum $2,500,000 stockholders’ equity required for continued listing on NASDAQ. The Company is subject to a Mandatory Panel Monitor for a period of one year, or until October 16, 2024. On December 4, 2023, the Company was granted a hearing with NASDAQ’s hearings panel, which was scheduled for March 5, 2024. On March 22, 2024, the NASDAQ hearings panel notified the Company that it had granted the request of the Company to continue its listing on NASDAQ until May 15, 2024, subject to on or before April 1, 2024, the Company filing its Form 10-K for the year ended December 31, 2023, and filing its Form 10-Q for the quarter ended March 31, 2024 by May 15, 2024.

Afritex Agreements

On February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. The Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In consideration for its services, during the term of the Services Agreement, the Company will be entitled to all of the revenue and profits earned by Afritex. Under the Services Agreement, Afritex may not sell or otherwise use as consideration any of its intellectual property without the Company’s consent. The Company must maintain certain commercial liability insurance during the term of the Services Agreement. The Services Agreement also provides that the Company may not solicit Afritex employees for 24 months nor circumvent existing business relationships of Afritex for three years, after the term of the Services Agreement. The term of the Services Agreement will automatically extend for three thirty-day periods, if Afritex’s outstanding debt is no greater than $325,000.

In connection with the Services Agreement, on February 12, 2024, the Company entered into an Intangibles Assets and Machinery Option To Purchase Agreement with Afritex (the “Option Agreement”). Pursuant to the Option Agreement, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement for a purchase price of $554,714 for machinery and equipment and 5,000,000 shares of the Company’s common stock were issued on February 12, 2024 to be held in escrow, for intangible assets. In addition, for one year from the date of the Option Agreement, Afritex has an option to purchase up to $1,000,000 shares of the Company’s common stock at a 10% discount to the lowest volume-weighted average price in the immediately prior five days. The sale of any shares acquired by Afritex under the Option Agreement are subject to a “leak-out” provision as set forth in the Option Agreement. The closing of the Option Agreement is subject to, among other things, the successful restructuring of Afritex’s accounts payable debts so that no individual debt of $85,000 or aggregate debt of more than $325,000 is outstanding. The Option Agreement may be terminated if, among others, the closing has not has not occurred within 90 days, unless extended for two additional 30-day periods at the Company’s sole discretion. To date, the Company has not exercised its option to purchase such intangibles assets, machinery and equipment.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate in the event of circumstances described in the agreement or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the Agreement. On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink as a commitment fee.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net Sales. Revenue for the year ended December 31, 2023 decreased 52.0% to $6,124,529 as compared to $12,767,145 for the year ended December 31, 2022 as a result of a decrease in poundage sold during the year ended December 31, 2023.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2023 decreased to $5,966,452 as compared to $13,419,133 for the year ended December 31, 2022. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit (Loss). Gross profit for the year ended December 31, 2023 is $158,077 as compared to gross loss of $651,988 for the year ended December 31, 2022. This increase is attributable to higher market prices and lower cost of goods sold in comparison to the year ended December 31, 2022.

Gross Profit (Loss) Margin. Gross profit margin for the year ended December 31, 2023 is 2.6% as compared to gross loss margin of 5.1% for the year ended December 31, 2022. This increase is attributable to higher market prices and lower cost of goods sold in comparison to the year ended December 31, 2022.

Commissions Expenses. Commissions expenses decreased to $2,169 for the year ended December 31, 2023 from $24,482 for the year ended December 31, 2022. The decrease is attributable to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages decreased to $1,858,004 for the year ended December 31, 2023 as compared to $2,032,457 for the year ended December 31, 2022. This decrease is primarily attributable to a strategic reduction in salaries for the year ended December 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $4,521 for the year ended December 31, 2023 as compared to $584,386 for the year ended December 31, 2022. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Impairment Loss. Impairment loss decreased to $0 for the year ended December 31, 2023 as compared to $5,797,906 for the year ended December 31, 2022. This decrease is attributable to the impairment recognized on TOBC for the year ended December 31, 2022.

Other Operating Expense. Other operating expenses increased 0.1% to $2,525,661 for the year ended December 31, 2023 as compared to $2,522,764 for the year ended December 31, 2022. This increase is mainly attributable to an increase in legal and professional fees related to our business operations.

Other Income. Other income decreased to $12,708 for the year ended December 31, 2023 from $154,196 for the year ended December 31, 2022. This decrease is primarily attributable to lower collections received by Coastal Pride from previously written off receivables.

Loss on Conversion of Debt. Loss on conversion of debt increased to $977,188 for the year ended December 31, 2023 from $57,085 for the year ended December 31, 2022. This increase is attributable to the additional payments made to Lind by the issuance of common stock due to a decrease in the Repayment Share Price.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities increased to $2,497,088 for the year ended December 31, 2023 from $0 for the year ended December 31, 2022. This increase is attributable to the 2023 Lind notes embedded conversion feature due to the variable conversion price on the agreements.

Interest Expense. Interest expense increased to $1,771,942 for the year ended December 31, 2023 as compared to $1,678,097 for the year ended December 31, 2022. This increase is mainly attributable to the amortization of the Lind convertible debt discount.

Net Loss. The Company had a net loss of $4,471,612 for the year ended December 31, 2023 as compared to a net loss of $13,194,969 for the year ended December 31, 2022. The decrease in net loss is primarily attributable to decreases in salaries and wages, decreases in depreciation and amortization, recognition of impairment losses for TOBC and Coastal Pride in 2022 that no longer applied in 2023 and decreases of other expenses of legal and professional fees.

Liquidity and Capital Resources

The Company had cash of $24,163 as of December 31, 2023. At December 31, 2023, the Company had a working capital surplus of $899,215, including $165,620 in stockholder loans that were subordinated to its working capital line of credit, as compared to a working capital deficit of $3,013,281 at December 31, 2022, including $893,000 in stockholder loans. The Company’s primary sources of liquidity consisted of inventory of $2,608,521 and accounts receivable of $534,195 at December 31, 2023. The increase in working capital was due primarily to decreases of inventory of $2,023,631 and accounts receivable of $270,881 netted against the decreases in the working capital line of credit of $1,776,068 and maturities of short-term debt of $3,439,557.

The Company has historically financed its operations through the cash flow generated from operations, loans from stockholders and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

Cash (Used in) Operating Activities. Cash used in operating activities during the year ended December 31, 2023 was $3,530,662 as compared to cash used in operating activities of $3,618,811 for the year ended December 31, 2022, representing a decrease of $88,149. The decrease is primarily attributable to a decrease in inventory of $5,455,560 netted against the decreases in deferred income of $62,336, accounts receivable netted against other current assets of $3,036,916 and decrease in payables netted against other current liabilities of $2,094,395 for the year ended December 31, 2023.

Cash (Used in) Investing Activities. Cash used in investing activities for the year ended December 31, 2023 was $159,609 as compared to $695,275 cash used in investing activities for the year ended December 31, 2022. The decrease was a result of no acquisitions during the year ended December 31, 2023 compared to the acquisition of the soft-shell crab operations by Coastal Pride for the year ended December 31, 2022.

Cash Provided by Financing Activities. Cash provided by financing activities for the year ended December 31, 2023 was $3,676,355 as compared to cash provided by financing activities of $3,075,400 for the year ended December 31, 2022. This increase is mainly attributable to in the private placement offering completed in September 2023.

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse. Pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit are represented by a revolving credit note issued to Lighthouse by the Borrowers.

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

On June 16, 2023, the Company terminated the Loan Agreement and paid an aggregate of approximately $108,400 to Lighthouse which included, as of June 16, 2023, an outstanding principal balance of approximately $93,400, accrued interest of approximately $9,900, and other fees incurred in connection with the line of credit of approximately $4,991. Upon the repayment of the total outstanding indebtedness owing to Lighthouse, the Loan Agreement and all other related financing agreements and documents entered into in connection with the Loan Agreement were deemed terminated.

During the year ended December 31, 2023, cash proceeds from the working capital line of credit totaled $2,405,034 and cash payments to the working capital line of credit totaled $4,182,971.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of December 31, 2023, approximately $165,600 of principal remains outstanding and approximately $50,500 of interest was paid under the notes during the year ended December 31, 2023. These notes are subordinated to the Lighthouse note. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $157,380 during the year ended December 31, 2023. During the year ended December 31, 2023, the Company issued 3,958,333 shares of its common stock to settle $570,000 principal of the subordinated notes.

Underwritten Offering

On September 11, 2023, the Company offered and sold in a “best efforts” public offering pursuant to a registration statement on Form S-1, which was declared effective by the SEC on September 7, 2023, an aggregate of 690,000 shares of common stock, together with Series A-1 warrants to purchase up to 10,741,139 shares of common stock and Series A-2 warrants to purchase up to 10,741,139 shares of common stock (collectively, the “Common Warrants”) and 10,051,130 pre-funded warrants (the “Pre-Funded Warrants”).

Each share of common stock and Pre-Funded Warrants were sold together with a Series A-1 common stock purchase warrant to purchase one share of common stock and a Series A-2 common stock purchase warrant to purchase one share of common stock. The shares of common stock or Pre-Funded Warrant and accompanying Common Warrants are immediately separable and were issued separately. The public offering price for each share of common stock and accompanying Common Warrants was $0.4655. Each Common Warrant has an exercise price per share of $0.4655 and will be exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the Common Warrants (“Warrant Stockholder Approval”). The Series A-1 common stock purchase warrants will expire on the five-year anniversary of the effective date of the Warrant Stockholder Approval. The Series A-2 common stock purchase warrants will expire on the eighteen-month anniversary of the effective date of the Warrant Stockholder Approval. The Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full, and have an exercise price of $0.01. The Warrant Stockholder Approval has not yet been obtained.

The shares of common stock, Common Warrants and Pre-Funded Warrants were sold pursuant to a securities purchase agreement. H.C. Wainwright & Co., LLC acted as placement agent for the offering and received a fee of 7% of the gross proceeds, reimbursement of $35,000 in non-accountable expenses and $100,000 for legal fees and out-of-pocket expenses.

2021 Underwritten Offering

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

The net proceeds to the Company from the Offering, after deducting the underwriting discount, the underwriters’ fees and expenses and the Company’s estimated Offering expenses, were approximately $3,600,000. The Company used the net proceeds from the Offering for general corporate purposes, including working capital, operating expenses, and capital expenditures. The Company may also use a portion of the net proceeds to acquire or make investments in businesses, products, and offerings, although the Company does not have agreements or commitments for any material acquisitions or investments at this time.

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

On November 5, 2021, in connection with the November 2, 2021 Offering, the Company issued a warrant to purchase an aggregate of 2,800 shares of common stock at an exercise price of $100.00 per share to Newbridge. Such warrant expires on November 11, 2024.

Lind Global Fund II LP investment

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 and a five-year warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the note and the warrant, the Company paid a $150,000 commitment fee to Lind and approximately $87,000 of debt issuance costs.

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

The note is mandatorily payable prior to maturity if the Company issues any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issues any indebtedness other than certain amounts under the then line of credit facility with Lighthouse. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

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

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 175,234 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $1.34 per share, for the aggregate amount of $250,000. In connection with the issuance of the note and the warrant, the Company paid a $12,500 commitment fee. The proceeds from the sale of the note and warrant are for general working capital purposes.

Agile Loan

In order to refinance interest due on the June 14, 2023 note issued to Agile, on January 2, 2024, the Company, and Keeler & Co. entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Borrower’s assets, including receivables.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate in the event of circumstances described in the agreement or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the Agreement. On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink as a commitment fee.

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

When using a quantitative test, we arrive at our estimates of fair value using a discounted cash flow analysis. Our assessment for impairment of goodwill and long-lived assets compared the fair value of the reporting unit to the corresponding carrying value. If the carrying value of the asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess. An annual impairment analysis for goodwill and long-lived assets was completed for Coastal Pride and TOBC due to the lower forecasted revenues and gross losses recognized in the year ended December 31, 2022 as a result of the effect of the COVID-19 pandemic on the Company’s business. Based on our year-end 2022 annual impairment analysis for goodwill and long-lived assets, we recorded an impairment loss on customer relationships, trademarks, non-compete agreements and fixed assets of $1,595,677, $1,006,185, $78,116 and $1,873,619, respectively, related to Coastal Pride and TOBC. For goodwill, the analysis concluded an impairment of $1,244,309 related to Coastal Pride and TOBC for year ended December 31, 2022. No impairment was recognized for the year ended December 31, 2023.

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

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company had in-transit inventory of approximately $974,000 and $1,598,000 as of December 31, 2023 and December 31, 2022, respectively.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of $176,000 for the year ended December 31, 2023.

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

Recent Accounting Pronouncements

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are U.S. Securities and Exchange Commission (SEC) filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU related to its trade receivables on January 1, 2023 and determined there was no material impact from the adoption of the ASU on the Company’s consolidated financial statements.

Reverse Stock Split

On March 29, 2023, the Company’s board of directors approved, and on May 10, 2023, at a special meeting of the stockholders, holders of approximately 87% of the Company’s voting power, approved the granting of authority to the Board to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, by a ratio of not less than 1-for-2 and not more than 1-for-50, with the exact ratio to be determined by the Board.

On June 9, 2023, the Company amended its Certificate of Incorporation to effect a one-for-twenty reverse stock split, which became effective on June 21, 2023. All share and per share amounts in this Annual Report have been restated for all periods presented to reflect the Reverse Stock Split.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue Star Foods Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Star Foods Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2014.

Houston, Texas

April 1, 2024

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2023	DECEMBER 31, 2022

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,163	$9,262
Accounts receivable, net of allowances and credit losses of $31,064 and $22,725	534,195	813,416
Inventory, net	2,608,521	4,808,152
Advances to related party	95,525	218,525
Other current assets	833,472	671,933
Total Current Assets	4,095,876	6,521,288
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	303,857	120,400
RIGHT OF USE ASSET	125,014	197,540
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	102,222	103,720
TOTAL ASSETS	$6,362,498	$8,678,477
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$661,377	$2,401,243
Customer refunds	189,975	-
Working capital line of credit	-	1,776,068
Deferred income	47,819	47,078
Current maturities of long-term debt, net of discounts	-	3,439,557
Current maturities of lease liabilities	35,428	57,329
Current maturities of related party long-term notes	100,000	100,000
Loan payable	156,938	29,413
Related party notes payable - subordinated	165,620	893,000
Derivative liability	1,047,049	-
Warrants liability	1,574	-
Other current liabilities	790,881	790,881
Total Current Liabilities	3,196,661	9,534,569
LONG-TERM LIABILITIES
Lease liability, net of current portion	89,586	139,631
Debt, net of current portion and discounts	481,329	-
Related party notes, net of current portion	-	250,000
TOTAL LIABILITIES	3,767,576	9,924,200
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023, and 0 shares issued and outstanding as of December 31, 2022	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 23,086,077 shares issued and outstanding as of December 31, 2023, and 1,338,321 shares issued and outstanding as of December 31, 2022	2,324	134
Additional paid-in capital	36,659,648	28,329,116
Accumulated other comprehensive loss	(179,995)	(235,853)
Accumulated deficit	(33,810,732)	(29,339,120)
Treasury stock, 7,564 shares as of December 31, 2023 and 0 shares as of December 31, 2022	(76,323)	-
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	2,594,922	(1,245,723)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,362,498	$8,678,477

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2023	2022

REVENUE, NET	$6,124,529	$12,767,145

COST OF REVENUE	5,966,452	13,419,133

GROSS PROFIT (LOSS)	158,077	(651,988)

COMMISSIONS	2,169	24,482
SALARIES AND WAGES	1,858,004	2,032,457
DEPRECIATION AND AMORTIZATION	4,521	584,386
IMPAIRMENT LOSS	-	5,797,906
OTHER OPERATING EXPENSES	2,525,661	2,522,764

LOSS FROM OPERATIONS	(4,232,278)	(11,613,983)

OTHER INCOME	12,708	154,196
LOSS ON SETTLEMENT OF DEBT	(977,188)	(57,085)
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	2,497,088	-
INTEREST EXPENSE	(1,771,942)	(1,678,097)

NET LOSS	(4,471,612)	(13,194,969)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,471,612)	$(13,194,969)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	55,858	(181,613)

COMPREHENSIVE LOSS	(4,415,754)	(13,376,582)

Loss per common share:
Net loss per common share - basic and diluted	$(0.88)	$(0.52)
Weighted average common shares outstanding - basic and diluted	5,082,500	25,158,555

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock $.0001 par value		Common Stock $0.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	(Deficit)

December 31, 2021	-	$-	1,233,566	$123	$25,105,236	$(16,144,151)	$(54,240)	$-	$8,906,968

Stock based compensation	-	-	-	-	187,385	-	-	-	187,385

Warrants issued on long-term debt	-	-	-	-	1,035,253	-	-	-	1,035,253

Common stock issued for service	-	-	34,788	4	667,994	-	-	-	667,998

Common stock issued for asset acquisition	-	-	8,355	1	359,249	-	-	-	359,250

Common stock issued from exercise of warrants	-	-	6,250	1	249,999	-	-	-	250,000

Common stock issued for note payment	-	-	33,333	3	547,774	-	-	-	547,777

Common stock issued to settle related party notes payable and accrued interest	-	-	22,029	2	176,226	-	-	-	176,228

Net Loss	-	-	-	-	-	(13,194,969)	-	-	(13,194,969)

Cumulative translation adjustment	-	-	-	-	-	-	(181,613)	-	(181,613)

December 31, 2022	-	-	1,338,321	134	28,329,116	(29,339,120)	(235,853)	-	(1,245,723)

Stock based compensation	-	-	-	-	69,125	-	-	-	69,125

Common stock issued for service	-	-	2,078,672	224	476,839	-	-	-	477,063

Common stock issued for note payment	-	-	1,379,211	138	3,052,950	-	-	-	3,053,088

Common stock issued for cash and exercise for warrants	-	-	12,595,429	1,260	3,912,186	-	-	-	3,913,446

Common stock issued to settle related party notes payable	-	-	1,736,111	173	249,827	-	-	-	250,000

Common stock issued to settle subordinated related party note	-	-	3,958,333	395	569,605	-	-	-	570,000

Treasury Stock	-	-	-	-	-	-	-	(76,323)	(76,323)

Net Loss	-	-	-	-	-	(4,471,612)	-	-	(4,471,612)

Cumulative translation adjustment	-	-	-	-	-	-	55,858	-	55,858

December 31, 2023	-	$-	23,086,077	2,324	$36,659,648	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(4,471,612)	$(13,194,969)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	69,125	187,385

Common stock issued for service	319,083	667,998
Impairment of goodwill	-	1,244,309
Impairment of intangible assets	-	2,679,978
Impairment of fixed assets	-	1,873,619
Depreciation of fixed assets	4,521	231,465
Amortization of intangible assets	-	315,420
Amortization of debt discounts	868,954	1,416,120
Allowance for inventory obsolescence	176,000	-
Loss on settlement of debt	977,188	-
Lease expense	72,526	58,723
Write down of inventory	-	743,218
Bad debt expense	-	405
Credit loss expense	8,340	-
Gain on revaluation of fair value of derivative and warrant liabilities	(2,497,088)	-
Changes in operating assets and liabilities:
Accounts receivables	270,881	417,360
Inventories	2,023,631	(3,431,929)
Advances to related parties	123,000	(95,759)
Other current assets	140,290	3,030,728
Right of use liability	(71,946)	(58,867)
Other assets	4,467	1,922
Accounts payable and accruals	(1,737,997)	620,167
Customer refunds	189,975	-
Deferred income	-	(62,336)
Other current liabilities	-	(263,768)
Net Cash (Used in) Operating Activities	(3,530,662)	(3,618,811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash paid for acquisition	-	(398,482)
Purchases of fixed assets	(159,609)	(296,793)
Net Cash (Used in) Investing Activities	(159,609)	(695,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	1,799,506	-
Proceeds from common stock offering – prefunded warrants	4,678,924	-
Proceeds from common stock warrants exercised	-	250,000
Proceeds from working capital line of credit	2,405,034	12,552,008
Proceeds from short-term loan	700,000	-
Proceeds from convertible debt	1,140,000	4,762,855
Repayments of working capital line of credit	(4,182,971)	(13,144,141)
Repayments of short-term loan	(623,000)	-
Principal payments of convertible debt	(2,007,435)	(1,118,888)
Repayments of related party notes payable	(157,380)	(201,434)
Purchase of treasury stock	(76,323)	-
Payment of loan costs	-	(25,000)
Net Cash Provided by Financing Activities	3,676,355	3,075,400

Effect of Exchange Rate Changes on Cash	28,817	92,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,901	(1,146,251)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,262	1,155,513

CASH AND CASH EQUIVALENTS – END OF PERIOD	$24,163	$9,262

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$923,992	$306,045

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued to settle related party notes payable and accrued interest	250,000	176,228
Operating lease assets recognized in exchange for operating lease liabilities	-	185,135
Warrants issued for convertible debt	-	1,035,253
Common stock issued for asset acquisition	-	359,250
Common stock issued for partial settlement of note payable	3,053,088	547,777
Derivative liability recognized on issuance of convertible note	383,672	-
Warrant liability recognized on issuance of convertible note	453,746	-
Common stock issued to settle subordinated related party note	570,000	-

The accompanying notes are an integral part of these audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

The Company reviews its goodwill for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset exceeds its fair value and may not be recoverable. No impairment was recognized for the year ended December 31, 2023. An impairment of $1,244,309 related to Coastal Pride and TOBC was recognized for the year ended December 31, 2022.

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the year ended December 31, 2023. An impairment loss on customer relationships, trademarks, non-compete agreements and fixed assets of $1,595,677, $1,006,185, $78,116 and $1,873,619, respectively, related to Coastal Pride and TOBC was recognized for the year ended December 31, 2022.

Cash and Cash Equivalents

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of December 31, 2023, and 2022, the Company recorded sales return, allowances, discounts and refund liability of approximately $265,700 and $94,000, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2023 and 2022.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. The Company recorded an inventory allowance of $176,000 for the year ended December 31, 2023.

The Company’s inventory as of December 31, 2023 and December 31, 2022 consists of:

	December 31, 2023	December 31, 2022

Inventory purchased for resale	$1,708,311	$3,052,518
Feeds and eggs processed	102,373	156,984
In-transit inventory	973,837	1,598,650
Less: Inventory allowance	(176,000)	-
Inventory, net	$2,608,521	$4,808,152

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

As of December 31, 2023, and December 31, 2022, the balance due from Bacolod for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the years ended December 31, 2023 and 2022.

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

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. No impairment was recorded related to fixed assets as of December 31, 2023. For the year ended December 31, 2022, an impairment was recorded related to Coastal Pride and TOBC’s fixed assets of $1,873,619.

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

The assets and liabilities held by TOBC have a functional currency other than the U.S. Dollar. The TOBC results were translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. TOBC’s revenue and expenses were translated into U.S. Dollars at the average rates that prevailed during the period. The rate used in the financial statements for TOBC as presented for December 31, 2023 was 0.74 Canadian Dollars to U.S. Dollars and for December 31, 2022 was 0.80 Canadian Dollars to U.S. Dollars. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately $55,900 and $60,100 for the years ended December 31, 2023 and December 31, 2022, respectively.

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of December 31, 2023. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2023.

December 31, 2023
Assets
Operating lease assets	$125,014

Liabilities
Current	$35,428
Operating lease liabilities
Noncurrent
Operating lease liabilities	$89,586

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2023
Cash used in operating activities:
Operating leases	$72,526
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2023
Weighted-average remaining lease term
Operating leases	3.25 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of December 31, 2023, were as follows:

Operating Leases

2024	$44,456
2025	44,456
2026	44,456
2027	11,117
2028	-
Total lease payments	$144,485
Less: amount of lease payments representing interest	(19,471)
Present value of future minimum lease payments	$125,014
Less: current obligations under leases	$(35,428)
Non-current obligations	$89,586

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $4,500 and $5,400, for the years ended December 31, 2023 and 2022, respectively.

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

Customer Concentration

The Company had sixteen customers which accounted for approximately 52% of revenue during the year ended December 31, 2023. Two customers accounted for 22% of revenue during the year ended December 31, 2023.

The Company had nine customers which accounted for approximately 59% of revenue during the year ended December 31, 2022. One customer accounted for 36% of revenue during the year ended December 31, 2022.

The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had four major suppliers located in the United States, Canada and China which accounted for approximately 82% of the Company’s total purchases during the year ended December 31, 2023. The Company’s largest supplier is located in Miami and accounted for 35% of the Company’s total purchases in the year ended December 31, 2023.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. The Company believes the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis as of December 31, 2023. The Company does not have any assets or liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2022.

	December 31, 2023
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liability on convertible debt	$1,047,049	$-	$-	$1,047,049
Warrant liability	1,574	-	-	1,574
Total	$1,048,623	$-	$-	$1,048,623

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability for the year ended December 31, 2023:

Derivative liability balance, January 1, 2023	-
Issuance of derivative liability during the period	383,672
Change in derivative liability during the period	663,377
Derivative liability balance, December 31, 2023	$1,047,049

Warrant liability balance, January 1, 2023	-
Issuance of warrant liability during the period	5,032,025
Settlement of warrant liability	(1,869,986)
Change in warrant liability during the period	(3,160,465)
Warrant liability balance, December 31, 2023	$1,574

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants and convertible notes for each year. For the years ended December 31, 2023 and 2022, the following common stock equivalents were excluded from the calculation of diluted earnings per share as their impact would be anti-dilutive due to the Company’s net loss.

	Year ended December 31, 2023	Year ended December 31, 2022

Options	$316,540	$223,076
Warrants	730,944	120,675
Convertible Notes	11,708,483	-
Total	$12,755,967	$343,751

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

As of December 31, 2023, and 2022, there was approximately $83,000 and $67,000, respectively, in interest paid to related parties notes payable.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2023 or 2022.

Recent Accounting Pronouncements

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to use a forward-looking, expected loss model to estimate credit losses. It also requires entities to consider additional disclosures related to credit quality of trade and other receivables, including information related to management’s estimate of credit allowances. ASU 2016-13 was further amended in November 2018 by ASU 2018-19, Codification Improvements to Topic 236, Financial Instrument-Credit Losses. For public business entities that are Securities and Exchange Commission filers excluding smaller reporting companies, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 16, 2019, FASB voted to delay implementation of ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” For all other entities, the amendments are now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. On November 15, 2019, FASB issued an Accounting Standard Update No. 2019-10 to amend the implementation date to fiscal year beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted this ASU related to its trade receivables on January 1, 2023 and determined there was no material impact from the adoption of the ASU on the Company’s consolidated financial statements.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $4,471,612, has an accumulated deficit of $33,810,732 and working capital surplus of $899,215, inclusive of $165,620 in subordinated stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $833,472 and $671,933 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately $136,000 and $158,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following at December 31:

	2023	2022
Computer equipment	$47,908	$97,624
RAS system	140,214	2,089,909
Automobiles	-	122,715
Leasehold improvements	17,904	89,055
Building improvements	136,653	-
Total	342,679	2,399,303
Less: Accumulated depreciation and impairment	(38,822)	(2,278,903)
Fixed assets, net	$303,857	$120,400

For the years ended December 31, 2023 and 2022, depreciation expense totaled approximately $4,500 and $231,000, respectively.

Note 6. Goodwill and Intangible Assets, Net

The following table sets forth the changes in the carrying amount of the Company’s goodwill for the year ended December 31, 2022. No goodwill and intangible assets were recognized for the year ended December 31, 2023.

2022
Balance, January 1	$445,395
Acquisition of TOBC	836,669
Impairment	(1,282,064)
Balance, December 31	$-

The following table sets forth the components of the Company’s intangible assets at December 31, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization and Impairment	Net Book Value

Intangible Assets Subject to amortization
Trademarks – Coastal Pride	14	$850,000	$(850,000)	$-
Trademarks – TOBC	15	406,150	(406,150)	-
Customer Relationships – Coastal Pride	12	1,486,832	(1,486,832)	-
Customer Relationships – TOBC	15	592,979	(592,979)	-
Non-Compete Agreements – Coastal Pride	3	40,000	(40,000)	-
Non-Compete Agreements – TOBC	4	121,845	(121,845)	-
Total		$3,497,806	$(3,497,806)	$-

For the years ended December 31, 2023 and 2022, amortization expense of intangible assets totaled approximately $0 and $315,000, respectively.

Note 7. Debt and Derivatives

Working Capital Line of Credit

On March 31, 2021, Keeler & Co. and Coastal Pride entered into a loan and security agreement (“Loan Agreement”) with Lighthouse Financial Corp., a North Carolina corporation (“Lighthouse”). Pursuant to the terms of the Loan Agreement, Lighthouse made available to Keeler & Co. and Coastal Pride (together, the “Borrowers”) a $5,000,000 revolving line of credit for a term of thirty-six months, renewable annually for one-year periods thereafter. Amounts due under the line of credit were evidenced by a revolving credit note issued to Lighthouse by the Borrowers.

The advance rate of the revolving line of credit was 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan could never exceed 50% of the outstanding balance. Interest on the line of credit was the prime rate (with a floor of 3.25%), plus 3.75% which increased to 4.75% in 2022. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance, in order to increase imports to meet customer demand.

The line of credit was secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse.

For the year ended December 31, 2022, cash proceeds from the working capital line of credit totaled $12,552,008 and cash payments to the working capital line of credit totaled $13,144,141. The outstanding balance owed to Lighthouse as of December 31, 2022 was $1,776,068.

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

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of $165,620 and $893,000 as of December 31, 2023 and 2022, respectively. These notes are payable on demand and bear an annual interest rate of 6%. Since March 31, 2021, these notes are subordinated to the Lighthouse note. The Company made principal payments during the year ended December 31, 2023 and 2022 of $157,380 and $67,000, respectively. During the year ended December 31, 2023, the Company issued 3,958,333 shares of its common stock to settle $570,000 principal of the subordinated notes.

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

For the year ended December 31, 2023, $250,000 of the outstanding principal was paid in shares of common stock of the Company.

Interest expense for the note totaled approximately $14,100 and $18,000 during the year ended December 31, 2023 and December 31, 2022, respectively.

As of December 31, 2023 and December 31, 2022, the outstanding principal balance on the note totaled $100,000 and $350,000, respectively.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $643,777 and $1,378,620 for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and December 31, 2022, the unamortized discount on the 2022 Lind Note was $0 and $643,777, respectively.

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

During the year ended December 31, 2022, the Company made principal payments on the note totaling $1,666,666 through the issuance of an aggregate of 666,666 shares of common stock and cash payments of $1,175,973 which included $899,999 principal payments and additional payments requested by Lind pursuant to the terms of the note. As of December 31, 2022, the outstanding balance on the 2022 Lind Note was $3,439,558, net of debt discount of $643,777.

During the year ended December 31, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $2,075,900 through the issuance of an aggregate of 1,379,211 shares of common stock. On September 15, 2023, the Company paid $2,573,142 to Lind and the 2022 Lind Note was extinguished.

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

The 2023 Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Lind Note is equal to the lesser of: (i) $2.40; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the 2023 Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the 2023 Lind Note, in accordance with NASDAQ rules and guidance. Due to the variable conversion price of the 2023 Lind Note, the embedded conversion feature was accounted as a derivative liability. The Company estimated the fair values of the derivative liability using the Black-Scholes option pricing model and using the following key assumptions at issuance and at December 31, 2023: stock price of $2.14 and $0.14; exercise price of $2.40 and $0.13, risk free rate of 4.46% and 4.79%, volatility of 150.46% and 134.99%; and expected term of two years and one and a half years.

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

Due to the variable conversion price of the Purchase Agreement Amendment, the embedded conversion feature was accounted as a derivative liability. The Company estimated the fair values of the derivative liability using the Black-Scholes option pricing model and using the following key assumptions at issuance and at December 31, 2023: stock price of $1.07 and $0.14; exercise price of $0.93 and $0.14, risk free rate of 4.91% and 4.79%, volatility of 45.51% and 133.54%; and expected term of two years and one and a half years.

As of December 31, 2023, the outstanding balance on the notes was $1,500,000, net of debt discount of $1,018,671, and totaling $481,329. As of December 31, 2023, the total derivative liability and warrant liability was $1,047,049 and $1,574, respectively.

Agile Lending, LLC loan

On June 14, 2023, the Company, and Keeler & Co. (the “Borrowers”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent (“Agile Capital”), which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrowers’ assets, including receivables. For the year ended December 31, 2023, the Company made principal and interest payments on the loan totaling $525,000 and $114,692, respectively, and the outstanding interest balance was refinanced in the January 2024 loan.

On October 19, 2023, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on April 1, 2024. Commencing October 19, 2023, the Company is required to make weekly payments of $12,250 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated October 19, 2023, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the year ended December 31, 2023, the Company made principal payments on the loan totaling $98,000 and no interest payments were made.

First West Credit Union CEBA Loan

On June 24, 2021, the Company assumed a commercial term loan with First West Credit Union Canada Emergency Business Account (“CEBA”) in the principal amount of CAD$60,000 in connection with the acquisition of TOBC. The loan initially bears no interest and is due on December 31, 2025. The loan was amended on October 19, 2022 to extend the loan forgiveness date from December 31, 2022 to December 31, 2023. If less than 75% of the loan amount was outstanding at December 31, 2023, the then outstanding balance will be converted to interest only monthly payments at 5.0%. As of December 31, 2023, the outstanding balance on the loan was CAD$60,000.

Note 8. Acquisitions

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

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid and identifiable assets acquired.

Consideration Paid:
Cash	$359,250
Common stock, 8,355 shares of common stock of the Company	359,250
Transaction costs	39,231
Fair value of total consideration	$757,731

Purchase Price Allocation:
Fixed assets acquired	$146,600
Customer relationships	611,131
Fair market value of net assets acquired	$757,731

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

For the year ended December 31, 2023 and 2022, the Company had no preferred stock outstanding.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 and had 23,086,077 and 1,338,321 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

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

On April 1, 2022, the Company issued 144 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital LLC (“ClearThink Capital”) for consulting services provided to the Company.

On April 4, 2022, the Company issued 478 shares of common stock with a fair value of $20,000 to SRAX, Inc. for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $15,000 for the year ended December 31, 2022 in connection with these shares.

On April 5, 2022, the Company issued an aggregate of 1,241 shares of common stock with a fair value of $156,341 to Newbridge Securities Corporation and its affiliates for consulting services provided to the Company.

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

On June 30, 2022, the Company issued 1,210 shares of common stock to Intelligent Investments I LLC, with a fair value of $30,000, for legal services provided to the Company.

On July 1, 2022, the Company issued 242 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On August 1, 2022, the Company issued 231 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On August 25, 2022, the Company issued 11,111 shares of common stock to Lind, with a fair value of $271,111, in satisfaction of the convertible promissory note.

On September 1, 2022, the Company issued 261 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On September 26, 2022, the Company issued 11,111 shares of common stock to Lind, with a fair value of $176,666, in satisfaction of the convertible promissory note.

On October 1, 2022, the Company issued 476 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On November 1, 2022, the Company issued 330 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On December 1, 2022, the Company issued 462 shares of common stock with a fair value of $6,000 to the designee of Clear Think Capital for consulting services provided to the Company.

On December 21, 2022, the Company issued 11,111 shares of common stock to Lind with a fair value of $100,000, in satisfaction of the convertible promissory note.

On December 31, 2022, the Company issued 3,125 shares of common stock to each of Nubar Herian and John Keeler, 5,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, 2,170 shares of common stock to each of Juan Carlos Dalto and Silvia Alana and 7,188 shares of common stock to Jeffrey Guzy with a total fair value of $222,222 for serving as directors of the Company.

On December 31, 2022, the Company issued an aggregate of 22,029 shares of common stock to Walter Lubkin Jr., Walter Lubkin III, Tracy Greco and John Lubkin in lieu of $176,228 of outstanding principal and interest under promissory notes issued by the Company to them in connection with the Coastal Pride acquisition.

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

On August 22, 2023, the Company issued 200,000 shares of common stock with a fair value of $157,980 to Mark Crone for consulting services to be provided to the Company starting on January 1, 2024, which will be amortized to expense over the term of the agreement and the shares will vest when services are provided. The Company recognized no stock compensation expense for the year ended December 31, 2023 in connection with these shares.

On September 11, 2023, the Company sold an aggregate of 690,000 shares of common stock for net proceeds of $321,195 in an underwritten public offering pursuant to a securities purchase agreement. The Company issued an aggregate of 1,700,410 shares upon the exercise of warrants.

On December 31, 2023, the Company issued an aggregate of 3,958,333 shares of common stock to John Keeler’s designee in lieu of payment of $570,000 of the principal amount of outstanding promissory notes held by Mr. Keeler.

On December 31, 2023, the Company issued 173,611 shares of common stock to each of Silvia Alana, Nubar Herian and John Keeler, 277,778 shares of common stock to each of Timothy McLellan and Trond Ringstad, 101,273 shares of common stock to Juan Carlos Dalto and 399,306 shares of common stock to Jeffrey Guzy with a total fair value of $227,083 for serving as directors of the Company.

On December 31, 2023, the Company issued 1,736,111 shares of common stock to Walter Lubkin Jr. in lieu of $250,000 of outstanding principal payment due under promissory notes issued by the Company in connection with the Coastal Pride acquisition.

During the year ended December 31, 2023, the Company issued an aggregate of 239,229 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

During the year ended December 31, 2023, the Company issued an aggregate of 1,380,585 shares of common stock for cash proceeds of $343,849 pursuant to a securities purchase agreement, dated May 16, 2023, with ClearThink. In connection with such agreement, the Company also issued 62,500 shares of common stock to ClearThink as a commitment fee, with a fair value of $141,250, which was recorded as stock issuance costs.

During the year ended December 31, 2023, between October 2023 and November 2023, the Company issued an aggregate of 8,350,729 shares upon the exercise of warrants pursuant to a securities purchase agreement.

During the year ended December 31, 2023, the Company issued an aggregate of 1,379,211 shares of common stock to Lind with a fair value of $3,053,088 as payment of $2,075,900 of note principal due on a convertible promissory note, and recorded a loss of $977,188.

Note 10. Options

During the years ended December 31, 2023 and December 31, 2022, $69,125 and $187,385, respectively, in compensation expense was recognized on the following:

1.	Ten-year option to purchase 156,000 shares of common stock at an exercise price of $40.00, which vest one year from the date of grant, were issued to Christopher Constable, the Company’s former Chief Financial Officer, under the 2018 Plan during the year ended December 31, 2018 and have vested during the year ended December 31, 2019. In connection with our underwritten public offering, such shares underlying the option are subject to a lock-up and may not be sold or otherwise transferred until May 3, 2022.

2.	Ten-year options to purchase an aggregate of 17,562 shares of common stock at an exercise price of $40.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various long-term employees under the 2018 Plan during the year ended December 31, 2019.
3.	Ten-year option to purchase 12,500 shares of common stock at an exercise price of $40.00, which vest as to 20% of the shares subject to the option each year from the date of grant, were issued to an officer of the Company under the 2018 Plan during the year ended December 31, 2019.
4.	Ten-year options to purchase an aggregate of 1,250 shares of common stock at an exercise price of $40.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various contractors during the year ended December 31, 2019.
5.	Three-year options to purchase an aggregate of 25,000 shares of common stock at an exercise price of $40.00, which vest in equal monthly installments during the first year from the date of grant, were issued to the Company’s directors during the year ended December 31, 2021.
6.	Three-year option to purchase 351 shares of common stock at an exercise price of $120.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2021.
7.	Five-year options to purchase an aggregate of 8,750 shares of common stock at an exercise price of $40.00, which vest in equal monthly installments during the term of the option, were issued to the Company’s directors during the year ended December 31, 2022.
8.	Three-year options to purchase 1,378 shares of common stock at an exercise price of $17.20, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022.
9.	Three-year option to purchase 285 shares of common stock at an exercise price of $15.80, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022.
10.	Three-year option to purchase 43,200 shares of common stock at an exercise price of $0.80, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2023.
11.	Three-year option to purchase 51,514 shares of common stock at an exercise price of $0.35, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2023.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted for the years ended December 31, 2023 and 2022:

	2023	2022
Expected Volatility	35% – 45%	39% – 48%
Risk Free Interest Rate	2.87% – 4.72%	2.87% – 4.27%
Expected life of options	3.0 – 5.0	3.0 – 5.0

On April 20, 2022, the Company’s existing directors and two newly appointed directors each entered into a one-year director service agreement with the Company, which will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board of Directors, each director will be entitled to a $25,000 annual stock grant and for serving on a Committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the common stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, on April 20, 2022, each director was granted a five-year option to purchase 1,250 shares of the Company’s common stock at an exercise price of $40.00 per share, which shares will vest in equal quarterly installments of 63 shares during the term of the option. The agreement also includes customary confidentiality provisions and one-year non-competition and non-solicitation provisions.

On September 16, 2022, the Company granted an employee a three-year option to purchase 1,378 shares of common stock at an exercise price of $17.20 which vests in equal monthly installments during the term of the option.

On November 22, 2022, the Company granted an employee a three-year option to purchase 285 shares of common stock at an exercise price of $15.80 which vests in equal monthly installments during the term of the option.

Under the Black-Scholes option pricing model, the fair value of the 8,750 options, 1,378 options and 285 options granted during the year ended December 31, 2022 is estimated at $84,334, $8,409, and $1,615, respectively, on the date of grant using the following assumptions: stock price of $31.40, $17.20 and $15.80 at the grant date, exercise price of the option, option term, volatility rate of 39.23%, 46.72% and 46.72% and risk-free interest rate of 2.87%, 3.81% and 4.27%, respectively. The unrecognized portion of the expense remaining at December 31, 2022 is $72,620, $7,600, and $1,558, respectively, which is expected to be recognized to expense over a period of three years.

For the year ended December 31, 2022, the Company determined that the five-year option to purchase 8,822 shares of common stock at an exercise price of $46.00 granted to an employee of TOBC in 2021 does not meet the vesting requirements pursuant to the terms of the option grant and accordingly, reversed the expense recorded of approximately $76,400 and $79,023 for the years ended December 31, 2022 and 2021, respectively.

On August 3, 2023, the Company granted an officer a three-year option to purchase 43,200 shares of common stock at an exercise price of $0.80, which vest in equal monthly installments during the term of the option.

On October 1, 2023, the Company granted an employee a three-year option to purchase 51,514 shares of common stock at an exercise price of $0.36, which vest in equal monthly installments during the term of the option.

Under the Black-Scholes option pricing model, the fair value of the 43,200 options and 51,514 options granted during the year ended December 31, 2023 is estimated at $12,261 and $5,489, respectively, on the date of grant using the following assumptions: stock price of $0.80 and $0.36 at the grant date, exercise price of the option, option term, volatility rate of 45.44% and 35.97% and risk-free interest rate of 4.58% and 4.72%, respectively. The unrecognized portion of the expense remaining at December 31, 2023 is $10,592 and $4,961, respectively, which is expected to be recognized to expense over a period of three years.

The following table represents option activity for the years ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2021	221,484	$40.00	6.23
Exercisable - December 31, 2021	190,356	$40.00	6.83	$-
Granted	10,412	$36.40
Forfeited	(8,822)	$46.00
Vested	206,082	-
Outstanding - December 31, 2022	223,076	$40.00	5.25
Exercisable - December 31, 2022	206,082	$40.00	5.28	$-
Granted	94,714	$0.58
Forfeited	(1,250)	$40.00
Vested	219,908	-
Outstanding - December 31, 2023	316,540	$31.11	3.80
Exercisable - December 31, 2023	219,908	$31.11	4.27	$-

For the year ended December 31, 2023, the Company determined that the five-year option to purchase 1,250 shares of common stock at an exercise price of $40.00 granted to a director in 2022 was forfeited as the director resigned in 2023.

The non-vested options outstanding are 96,632 and 16,994 for the years ended December 31, 2023 and 2022, respectively.

Note 11. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	120,675	$62.20	1.32
Exercisable – December 31, 2022	120,675	$62.20	1.32	$-
Granted	10,701,408	$0.15
Exercised	(10,091,139)	$0.03
Forfeited or Expired	-	$-
Outstanding – December 31, 2023	730,944	$12.04	4.20
Exercisable – December 31, 2023	555,710	$15.41	5.52	$-

On January 24, 2022, in connection with the issuance of the $5,750,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $90.00 per share. The warrant provides for cashless exercise and full ratchet anti-dilution if the Company issues securities at less than $90.00 per share. Under the Black-Scholes pricing model, the fair value of the warrant issued to purchase 50,000 shares of common stock was estimated at $1,412,213 on the date of issuance using the following assumptions: stock price of $79.40 at the date of the agreement, exercise price of the warrant, warrant term, volatility rate of 43.21% and risk-free interest rate of 1.53% from the Department of Treasury. The relative fair value of $1,035,253 was calculated using the net proceeds of the convertible note and accounted for as paid in capital.

For the year ended December 31, 2022, the Company issued 6,250 shares of common stock at an exercise price of $40.00 to an investor upon exercise of a warrant.

On May 30, 2023, in connection with the issuance of the $1,200,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 435,035 shares of common stock at an exercise price of $2.45 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 435,035 shares of common stock was estimated at $381,538 on the date of issuance of the warrant and $664 as of December 31, 2023 using the following assumptions: stock price of $2.14 and $0.14; exercise price of $2.45, risk free rate of 3.81% and 3.84%, volatility of 46.01% and 50.12%; and expected term of five years. The fair value of the warrants of $381,538 was recorded as a discount to the 2023 Lind Note and classified as liabilities.

On July 27, 2023, in connection with the issuance of the $300,000 promissory note to Lind pursuant to the Purchase Agreement Amendment, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 175,234 shares of common stock at an exercise price of $1.34 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants is estimated at $72,208 on the date of issuance of the warrant and $910 as of December 31, 2023 using the following assumptions: stock price of $1.07 and $0.14; exercise price of $1.34; risk free rate of 4.24% and 3.84%; volatility of 45.51% and 49.76%; and expected term of five years. The fair value of the warrants of $72,208 was recorded as a discount to the 2023 Purchase Agreement Amendment and classified as a liability.

On September 11, 2023, in connection with the underwritten public offering pursuant to a securities purchase agreement, the Company issued pre-funded warrants with the public offering price of $0.4555 immediately exercisable to purchase up to 10,051,139 shares of common stock at an exercise price of $0.01 per share for gross proceeds of $4,578,294. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 10,051,139 shares of common stock was estimated at $4,619,851 on the date of issuance of the warrant using the following assumptions: stock price of $0.469; exercise price of $0.01; warrant term; volatility rate of 149.06%; and risk-free interest rate of 5.40% from the US Department of Treasury.

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 10,741,139 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $0.4655 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of December 31, 2023.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 10,741,139 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $0.4655 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of December 31, 2023.

During the year ended December 31, 2023, the Company issued 40,000 shares of common stock at an exercise price of $3.98 per share pursuant to pre-funded warrants issued to Aegis in connection with an underwritten offering.

For the year ended December 31, 2023, between October 2023 and November 2023, the Company issued an aggregate of 10,051,139 shares of common stock at an exercise price of $0.01 to two investors upon exercise of Pre-Funded Warrants.

Note 12. Income taxes

Federal income tax expense differs from the statutory federal rates of 21% for the years ended December 31, 2023 and December 31, 2022 due to the following:

Rate Reconciliation	December 31, 2023		December 31, 2022

Provision/(Benefit) at statutory rate	$851,925	21.00%	$(2,770,944)	21.00%
State tax Provision/(Benefit) net of federal benefit	(206,832)	5.10%	(309,886)	2.35%
Permanent book/tax differences	(237,419)	5.85%	10,621	(0.048)%
Change in valuation allowance	74,848	(1.85)%	2,751,592	(20.85)%
Other	1,221,327	(30.11)%	318,617	(2.42)%
Income Tax Provision/(Benefit)	-	-	-	-

The components of the net deferred tax asset at December 31, 2023 and 2022, are as follows:

	December 31, 2023	December 31, 2022
Deferred Tax Assets
Business interest limitation	$-	$627,930
Allowance for bad debt	5,797	-
Fixed assets	136,208	140,494
Stock based compensation	-	1,017,629
Net operating loss carryovers	3,626,165	2,089,409
Non-capital Losses	511,340	365,053
Other	83,687	46,385
Net Deferred Tax Asset/(Liability)	4,363,197	4,286,900
Valuation Allowance	(4,363,197)	(4,286,900)
Net Deferred Tax Asset/(Liability)	$-	$-

Tax periods for all fiscal years after 2019 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2023, the Company has cumulative net federal and state operating losses of $14,896,960 and $11,456,916, respectively.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2023.

As of December 31, 2023, and 2022, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2023, and 2022.

Note 13. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $23,200 on the lease for the three months ended March 31, 2022. For the year ended December 31, 2023, the Company has paid $69,900 on this lease.

Coastal Pride leased an aggregate of 1,600 square feet of office space in Beaufort, South Carolina under two leases for $1,255 and $750 per month. On October 1, 2023, both leases were terminated and Coastal Pride entered into a new one-year office lease for 1,100 square feet for $1,000 per month.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, the Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes, and an additional five-year lease with Kathryn Atkinson for CAD$2,370 per month plus. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses were approximately $166,000 and $168,000 for the years ended December 31, 2023 and 2022, respectively.

Legal

The Company has reached a settlement agreement with a former employee. Although the agreement is not finalized the Company has reserved $70,000, representing the entire amount of the settlement.

Note 14. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2023 and 2022, no contributions were made to the plan by the Company.

Note 15. Subsequent Events

In order to refinance interest due on the June 14, 2023 note issued to Agile, on January 2, 2024, the Company, and Keeler & Co. entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Borrower’s assets, including receivables.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate in the event of circumstances described in the agreement or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the Agreement. On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink as a commitment fee, with a fair value of $50,000.

On January 23, 2024 and February 1, 2024, the Company issued 76,388 and 82,706 shares of common stock, respectively, to the designee of ClearThink for consulting services provided to the Company.

During February 2024 and March 2024, the Company issued an aggregate of 11,332,787 shares of common stock for cash proceeds of $836,360 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink.

Afritex Agreements

On February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. The Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In consideration for its services, during the term of the Services Agreement, the Company will be entitled to all of the revenue and profits earned by Afritex. Under the Services Agreement, Afritex may not sell or otherwise use as consideration any of its intellectual property without the Company’s consent. The Company must maintain certain commercial liability insurance during the term of the Services Agreement. The Services Agreement also provides that the Company may not solicit Afritex employees for 24 months nor circumvent existing business relationships of Afritex for three years, after the term of the Services Agreement. The term of the Services Agreement will automatically extend for three thirty-day periods, if Afritex’s outstanding debt is no greater than $325,000.

In connection with the Services Agreement, on February 12, 2024, the Company entered into an Intangibles Assets and Machinery Option To Purchase Agreement with Afritex (the “Option Agreement”). Pursuant to the Option Agreement, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement for a purchase price of $554,714 for machinery and equipment and 5,000,000 shares of the Company’s common stock were issued on February 12, 2024 to be held in escrow, for intangible assets. In addition, for one year from the date of the Option Agreement, Afritex has an option to purchase up to $1,000,000 shares of the Company’s common stock at a 10% discount to the lowest volume-weighted average price in the immediately prior five days. The sale of any shares acquired by Afritex under the Option Agreement are subject to a “leak-out” provision as set forth in the Option Agreement. The closing of the Option Agreement is subject to, among other things, the successful restructuring of Afritex’s accounts payable debts so that no individual debt of $85,000 or aggregate debt of more than $325,000 is outstanding. The Option Agreement may be terminated if, among others, the closing has not has not occurred within 90 days, unless extended for two additional 30-day periods at the Company’s sole discretion. To date, the Company has not exercised its option to purchase such intangibles assets, machinery and equipment.

On March 11, 2024, the Company issued 750,000 shares of common stock to Lind, with a fair value of $60,000, as partial conversion of the principal pursuant to the May 2023 convertible promissory note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2023, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this Report, such internal controls and procedures were not effective.

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

Attestation Report of the Registered Public Accounting Firm

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position

John Keeler	53	Executive Chairman and Chairman of the Board and Chief Executive Officer

Nubar Herian	54	Director

Jeffrey J. Guzy	72	Director

Timothy McLellan	67	Director

Trond Ringstad	56	Director

Silvia Alana	40	Director and Chief Financial Officer

Miozotis Ponce	53	Chief Operating Officer

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

Miozotis Ponce has served as Chief Operating Officer since April 19, 2022. From May 2012, Ms. Ponce was the Company’s Vice President of Operations, where she has led sales and marketing and operations. Prior thereto, from June 2005, Ms. Ponce served as Operations Manager. Ms. Ponce joined the Company in June 2004 as Customer Service Director and has over 25 years of experience in the food industry. Ms. Ponce holds an AA degree in Business from Miami Dade College.

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

Each Committee has adopted a formal written charter which is available on the Company’s website at www.bluestarfoods.com.

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

Director Independence

Our board of directors currently consists of six members. We were not subject to listing requirements of any national securities exchange that has requirements that a majority of the board of directors be “independent.” However, as a NASDAQ listed company, we are required to comply with NASDAQ’s corporate governance standards applicable to director independence upon listing. Rule 5605 therein requires companies listed on NASDAQ to maintain a majority independent board. In addition, the rules of the NASDAQ Capital Market require that each member of a listed company’s audit, compensation, and corporate governance and nominating committees be independent. Our board of directors has determined that all of our directors except John Keeler, our Executive Chairman and Chief Executive Officer, and Silvia Alana, our Chief Executive Officer, are “independent” within the definition of independence provided in the rules of NASDAQ Capital Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

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

The board of directors reviews on an annual basis the appropriate characteristics, skills and experience required for the board of directors as a whole and its individual members. In evaluating the suitability of individual candidates (both new candidates and current members), the board of directors, in approving (and, in the case of vacancies, appointing) such candidates, will take into account many factors, including the following:

●	personal and professional integrity;

●	ethics and values;

●	experience in the industries in which we compete;

●	experience as a director or executive officer of another publicly held company;

●	diversity of expertise and experience in substantive matters pertaining to our business relative to other board members;

●	conflicts of interest; and

●	practical business judgment.

The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Family Relationships

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the year ended December 31, 2023, all of the Reporting Persons timely filed all such reports except that on December 31, 2023 each of (i) Jeffrey Guzy, a director, was issued 399,306 shares of common stock; (ii) Trond Ringstad, a director, was issued 277,778 shares of common stock; (iii) Timothy McLellan, a director, was issued 277,778 shares of common stock; (iv) John Keeler, Chief Executive Officer and a director, was issued 173,611 shares of common stock; (v) Nubar Herian, a director was issued 173,611 shares of common stock; (vi) Juan Dalto, a former director, was issued 101,273 shares of common stock; and (vii) Silvia Alana, Chief Financial officer and a director, was issued 173,611 shares of common stock, for serving as directors of the Company, for which Form 4s were not timely filed.

Code of Ethics

We have adopted a code of ethics that applies to our executive officers, directors and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. Our Code of Ethics and the charters of the committees of our board of directors are available on our website www.bluestarfoods.com. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

Insider Trading Policy

Our Insider Trading Policy governs the purchase, sale, trade, and other dispositions of our securities by our officers, directors, and employees, to promote compliance with the insider trading laws, rules and regulations and listing standards applicable to us.

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2023 Annual Meeting of Stockholders, filed with the SEC on November 17, 2023.

ITEM 11. EXECUTIVE COMPENSATION

Clawback Policy

Following the SEC’s approval of Nasdaq’s proposed clawback listing standards, under Rule 10D-1, which directed companies to adopt and comply with a written clawback policy, to disclose and file the policy as an exhibit to its annual report, we adopted a clawback policy on December 1, 2023, as filed as Exhibit 97 to this Annual Report.

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 during 2023 (each, a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)		Option awards ($)(1)		All other compensation ($)		Total ($)
John Keeler -	2023	76,878	25,000	(2)	-		43,831	(3)	145,709
Executive Chairman and Chief Executive Officer and Director	2022	79,409	25,000	(4)	50,000	(5)	38,543	(3)	192,952
Silvia Alana - Chief Financial Officer and	2023	147,000	25,000	(2)	12,261	(6)	5,700	(3)	189,961
Director	2022	150,000	17,361	(7)	50,000	(5)	5,400	(3)	222,761
Miozotis Ponce -	2023	166,600	-		-		5,700	(3)	172,300
Chief Operating Officer	2022	170,000	-		-		5,400	(3)	175,400

(1)	All option grants are calculated at the grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Represents 173,611 shares of common stock at $0.144 per share issued on December 31, 2023.
(3)	Represents health insurance premiums paid by the Company on behalf of such officer.
(4)	Represents 3,125 shares of common stock at $8.00 per share issued on December 31, 2022.
(5)	Represents an option to purchase 1,250 shares of common stock at $40.00 per share granted on December 31, 2022.
(6)	Represents an option to purchase 43,200 shares of common stock at $0.80 per share granted on December 31, 2023.
(7)	Represents 2,170 shares of common stock at $8.00 per share issued on December 31, 2022.

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

Employment Agreements

We do not currently have employment agreements in effect with our executive officers.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

Outstanding Equity Awards

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2023.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

John Keeler	4/20/22	1,250	(1)	-		40.00	4/20/27
	4/12/21	5,000	(2)	-		40.00	4/12/24
Silvia Alana	8/3/23	43,200	(3)	-		0.80	8/3/26
	4/20/22	1,250	(1)	-		40.00	4/20/27
	8/3/21	351	(4)	-		120.00	8/3/24
Miozotis Ponce	1/15/19	7,500	(5)	5,000	(5)	40.00	1/14/29

(1)	Shares subject to the option vest in equal quarterly installments of 63 shares for the term of the option.
(2)	Shares subject to the option vest in equal quarterly installments of 1,250 shares during the first year of the grant.
(3)	Shares subject to the option vest in equal monthly installments of 1,200 shares for the term of the option.
(4)	Shares subject to the option vest in equal monthly installments of 10 shares for the term of the option.
(5)	Shares subject to the option vest as to 2,500 shares on each of January 15, 2020, January 15, 2021, January 15, 2022, January 15, 2023 and January 15, 2024.

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

Under the 2018 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The 2018 Plan is administered by our board of directors. In connection with the Merger, we issued options to purchase an aggregate of 312,000 shares of common stock to certain executive officers and directors (156,000 of which were subsequently forfeited unexercised).

Share Reserve. 375,000 shares of common stock are reserved for issuance under the 2018 Plan pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights (“SARs”), restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance awards and other stock-based awards.

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2023:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Nubar Herian	$-	$25,000	$-	-	-	-	$25,000
Jeffrey Guzy	$-	$57,500	$-	-	-	-	$57,500
Timothy McLellan	$-	$40,000	$-	-	-	-	$40,000
Trond Ringstad	$-	$40,000	$-	-	-	-	$40,000
Juan Carlos Dalto (2)	$-	$14,583	$-	-	-	-	$14,583

(1) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.

(2) Mr. Dalto resigned from the Board on July 31, 2023.

Director Compensation

Director Service Agreements

On April 20, 2022, the Company entered into new one-year director service agreements (which replaced the agreements entered into in March 2021) with each of the current members of the Board. The agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board, each director will be entitled to a $25,000 annual stock grant and for serving on a committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the common stock on the last trading day of the calendar year. The director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, on April 20, 2022, each director was granted a five-year option to purchase 1,250 shares of common stock at an exercise price of $40.00 per share, which shares vest in equal quarterly installments of 63 shares during the term of the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 28, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

The percentages below are calculated based on 40,682,568 shares of common stock issued and outstanding as of April 1, 2024.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
5% or Greater Stockholder
John Keeler Real Estate Holdings (1)	3,958,333		10.4%
3000 NW 109th Avenue
Miami, Florida 33172
Named Executive Officers and Directors
John Keeler	929,249	(2)	2.7%
Jeffrey Guzy	414,237	(3)	1.2%
Nubar Herian	184,184	(4)	*
Timothy McLellan	288,981	(4)	*
Trond Ringstad	289,241	(4)	*
Silvia Alana	184,321	(5)	*
Miozotis Ponce	11,666	(6)	*
All current directors and executive officers as a group (7 persons)	2,301,880		6.6%

* Less than 1%

(1)	John R. Keeler III, Sarah Keeler and Andrea Keeler, trust beneficiaries of John Keeler Real Estate Holdings, Inc. (“Holdings”) have voting and dispositive power over the shares held by Holdings.
(2)	923,801 of such shares are held with Mr. Keeler’s wife as tenants in the entirety and are subject to the terms of a lock-up agreement pursuant to which Mr. Keeler may not sell more than one-third of the common stock held by him in any two-month period. Includes 5,448 shares underlying a stock option which are exercisable within 60 days.
(3)	Includes (i) 625 shares underlying a warrant and (ii) 5,448 shares underlying stock options exercisable within 60 days.
(4)	Includes 5,448 shares underlying stock options which are exercisable within 60 days.
(5)	Includes 8,540 shares underlying stock options which are exercisable within 60 days.
(6)	Includes 11,641 shares underlying stock options which are exercisable within 60 days.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2022 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000, 6% demand promissory notes to John Keeler, our Chief Executive Officer, Executive Chairman and a director. We may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received. On December 30, 2020, we entered into a debt repayment agreement with Mr. Keeler pursuant to which we issued 796,650 shares of common stock to a third party designated by Mr. Keeler as repayment for an aggregate principal amount of $1,593,300 due under four such notes. All interest due on the notes had previously been paid on a monthly basis. On December 31, 2023, the Company issued an aggregate of 3,958,333 shares of common stock to John Keeler’s designee in lieu of payment of $570,000 of the principal outstanding promissory notes held by Mr. Keeler. As of January 1, 2024, the Company remains indebted to Mr. Keeler under the remaining outstanding promissory notes in the aggregate principal amount of $165,620.

John Keeler, our Chief Executive Officer, Executive Chairman and director owns 95% of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Chief Executive Officer, Executive Chairman and director, owns 95% of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

There were no transactions between the Company and Bicol for the years ended December 31, 2023 and 2022. From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,299,984 due as of December 31, 2023 for future shipments from Bacolod.

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

On April 20, 2022, the Company entered into new one-year director service agreements (which replaced the agreements entered into in March 2021) with each of the current members of the Board. The agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board, each director will be entitled to a $25,000 annual stock grant and for serving on a committee of the Board, an additional $5,000 annual stock grant, both based upon the closing sales price of the Common Stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $15,000, $10,000 and $7,500 annual stock grant, respectively. As additional consideration for such Board service, each director was granted a five-year option to purchase 1,250 shares of the Company’s common stock at an exercise price of $40.00 per share, which shares vest in equal quarterly installments of 63 shares during the term of the option.

On February 14, 2023, each of the Company’s executive officers and directors entered into the Aegis Lock-Up.

In connection with a settlement agreement between Nubar Herian, a director, and certain stockholders of the Company, on November 23, 2023, Mr. Herian, paid $43,446 to the Company in full satisfaction of any stockholder claims.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system that has requirements that a majority of the board of directors be “independent.” Our board of directors currently has six members, Jeffrey J. Guzy, Timothy McLellan, Trond Ringstad, John Keeler, Nubar Herian and Silvia Alana. We believe that all of our directors except Mr. Keeler who serves as our Executive Chairman, and Silvia Alana who serves as our Chief Executive Officer, are “independent” within the definition of independence provided in the Marketplace Rules of the NASDAQ Stock Market and the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the year ended December 31, 2023 and 2022 are set forth below:

Fee Category	Year ended December 31, 2023	Year ended December 31, 2022

Audit fees (1)	$221,800	$170,500
Audit-related fees (2)	53,560	48,715
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$275,360	$219,215

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 2, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

2.2	Articles of Merger between Blue Star and Acquisition Sub (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.3	Certificate of Amendment, dated November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

3.4	Certificate of Designation of 8% Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

4.1	Form of Promissory Note with TOBC (incorporated by reference to 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021)

4.3	Form of Underwriters Warrant, issued November 5, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

4.4	$5,750,000 Senior Secured Convertible Promissory Note, dated January 24, 2022, issued to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

4.5	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

4.6*	Subordinated Secured Promissory Note, dated January 2, 2024, issued to Agile Lending, LLC

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.10	Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18	Lease Agreement, dated May 1, 2001, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20	$500,000 Demand Note, dated January 4, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21	$200,000 Demand Note, dated March 31, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22	$100,000 Demand Note, dated November 21, 2007, from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23	$516,833.83 Demand Note, dated July 31, 2013 from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.24	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.25	$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.26	$100,000 Promissory Note, dated January 1, 2021, issued to Lobo Holdings, LLLP (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.27	Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.28	4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.29	Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31	Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.33	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.34	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.35	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.36	Mutual Lease Termination Agreement, dated December 31, 2020, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.37	Debt Repayment Agreement, dated December 30, 2020, between the Company and John Keeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on February 9, 2021)

10.38	Investment Banking Agreement, dated July 1, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.39	Amendment No. 1 to Investment Banking Agreement, dated October 30, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.40	Loan and Security Agreement dated March 31, 2021, by and among John Keeler & Co. Inc. and Coastal Pride Seafood, LLC and Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.41	Revolving Credit Note dated March 31, 2021 in the amount of up to $5,000,000 issued by John Keeler & Co. Inc. and Coastal Pride Seafood, LLC to Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.42	Guarantee Agreement dated March 31, 2021 executed by Blue Star Foods Corp. in favor of Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.43	Form of Director Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021

10.44	Stock Purchase Agreement, dated April 27, 2021, by and among the Company, Taste of BC Aquafarms Inc., and Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.45	Second Loan Amendment, dated April 28, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.46	Form of Subscription Agreement for common stock offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.47	Form of Common Stock Purchase Warrant at $2.00 per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.48	Form of Promissory Note with Taste of BC Aquafarms, Inc. Sellers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.49	First Amendment to Stock Purchase Agreement, dated June 24, 2021, by and among, the Company, Taste of BC Aquafarms, Inc, Steven Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.50	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 24, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.51	$100,000 Promissory Note, dated July 1, 2021, issued to Lobo Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.52	Note Payoff Indemnity Agreement, dated July 6, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.53	Employment At Will Agreement, dated August 3, 2020, between the Company and Silvia Alana (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.54	Investment Banking Engagement Agreement, dated July 8, 2021, between the Company and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.55	Consulting Agreement, dated July 8, 2021, between the Company and MEC Consulting, Inc. (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.56	Form of Warrant issuable to Newbridge Securities Corporation (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2021)

10.57	Securities Purchase Agreement, dated January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.58	Warrant, dated January 24, 2022, issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.59	Security Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.60	Stock Pledge Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.61	Form of Warrant, dated November 5, 2021 issued to Newbridge Securities Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

10.62	Asset Purchase Agreement, dated February 3, 2022, between Coastal Pride Seafood, LLC, Gault Seafood, LLC and Robert J. Gault II (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.63	Consulting Agreement, dated February 3, 2022 between Coastal Pride Seafood, LLC and Robert J. Gault (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.64	Leak-Out Agreement, dated February 3, 2022 for Robert J. Gault (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.65	Fingerling Supply Agreement, dated December 3, 2021, between Taste of BC Aquafarms Inc. and West Coast Fishculture (Lois Lake) Ltd. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.66	Form of Director Service Agreement, dated April 20, 2022 (incorporated by reference to Exhibit 10.66 to the Company’s Current Report of Form 8-K filed with the Sec on April 25, 2022)

10.67	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Steven and Janet Atkinson (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.68	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Kathryn Atkinson (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.69	Vendor and Supply Agreement, effective January 28, 2023, between the Company and Just Food For Dogs, LLC (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.70	Warrant Agent Agreement, dated February 10, 2023, between the Company and VStock Transfer, LLC, including the Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.71*	Revenue-Based Factoring MCA Plus Agreement, dated January 18, 2024 between the Company and ClearThink Capital Partners LLC

10.72*	Subordinated Business Loan and Security Agreement, dated January 2, 2024, between the Company and Agile Capital Funding, LLC

10.73*	Intangibles Assets and Machinery Option to Purchase Agreement, dated February 12, 2024, between the Company and Afritex Ventures, Inc.

10.74*	Master Services Agreement, dated February 1, 2024, between the Company and Afritex Ventures, Inc.

14*	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: April 1, 2024	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Dated: April 1, 2024	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	April 1, 2024
John Keeler

/s/ Silvia Alana	Chief Financial Officer and Director	April 1, 2024
Silvia Alana

/s/ Nubar Herian	Director	April 1, 2024
Nubar Herian

/s/ Jeffrey J. Guzy	Director	April 1, 2024
Jeffrey J. Guzy

/s/ Timothy McLellan	Director	April 1, 2024
Timothy McLellan

/s/ Trond Ringstad	Director	April 1, 2024
Trond Ringstad

