Form 10-Q
period 2024-03-31
Blue Star Foods Corp.
filed 2024-05-15
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

As of May 15, 2024, there were 52,659,795 shares of the registrant’s common stock outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 which we filed with the Securities and Exchange Commission (“SEC”) on April 1, 2024. The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All references in this Quarterly Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”), and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”), Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”) and Afritex Ventures, Inc., a Florida corporation (“AFVFL”).

All references to shares of common stock of the Company in this Quarterly Report have been adjusted to reflect the Company’s 1:20 reverse stock split effective as of June 21, 2023 (the “Reverse Stock Split”).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2024	DECEMBER 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,298	$24,163
Accounts receivable, net of allowances and credit losses of $34,968 and $31,064	910,815	534,195
Inventory, net	2,280,480	2,608,521
Advances to related party	-	95,525
Other current assets	1,326,011	833,472
Total Current Assets	4,539,604	4,095,876
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	324,077	303,857
RIGHT OF USE ASSET	114,807	125,014
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	144,345	102,222
TOTAL ASSETS	$6,858,362	$6,362,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$1,061,169	$661,377
Customer refunds	178,874	189,975
Deferred income	47,263	47,819
Current maturities of lease liabilities	35,650	35,428
Current maturities of related party long-term notes	100,000	100,000
Loan payable	412,265	156,938
Related party notes payable - subordinated	86,038	165,620
Derivative liability	957,265	1,047,049
Warrants liability	402	1,574
Other current liabilities	790,881	790,881
Total Current Liabilities	3,669,807	3,196,661
LONG-TERM LIABILITIES
Lease liability, net of current portion	79,157	89,586
Debt, net of current portion and discounts	533,058	481,329
TOTAL LIABILITIES	4,282,022	3,767,576
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024, and 0 shares issued and outstanding as of December 31, 2023	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 35,785,371 shares issued and outstanding as of March 31, 2024, and 23,086,077 shares issued and outstanding as of December 31, 2023	3,593	2,324
Additional paid-in capital	37,654,859	36,659,648
Accumulated other comprehensive loss	(101,962)	(179,995)
Accumulated deficit	(34,903,827)	(33,810,732)
Treasury stock, 7,564 shares as of March 31, 2024 and 7,564 shares as of December 31, 2023	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	2,576,340	2,594,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,858,362	$6,362,498

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2024	2023

REVENUE, NET	$2,260,329	$1,898,439

COST OF REVENUE	2,089,567	1,614,077

GROSS PROFIT	170,762	284,362

COMMISSIONS	4,221	973
SALARIES AND WAGES	301,790	530,838
DEPRECIATION AND AMORTIZATION	1,299	2,669
OTHER OPERATING EXPENSES	705,651	700,090

LOSS FROM OPERATIONS	(842,199)	(950,208)

OTHER INCOME	1,535	1,902
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	82,636	-
LOSS ON SETTLEMENT OF DEBT	-	(648,430)
INTEREST EXPENSE	(335,067)	(354,666)

NET LOSS	(1,093,095)	(1,951,402)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,093,095)	$(1,951,402)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	78,033	85,574

COMPREHENSIVE LOSS	(1,015,062)	(1,865,828)

Loss per common share:
Net loss per common share - basic and diluted	$(0.04)	$(1.10)
Weighted average common shares outstanding - basic and diluted	26,387,484	1,688,843

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
December 31, 2023	-	$-	23,086,077	$2,324	$36,659,648	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922
Stock based compensation	-	-	-	-	8,800	-	-	-	8,800
Common stock issued for service	-	-	261,897	26	32,974	-	-	-	33,000
Common stock issued for conversion of note payable	-	-	750,000	75	68,245	-	-	-	68,320
Common stock issued for cash			11,332,787	1,133	835,227	-	-	-	836,360
Common stock issued for loan commitment fees	-	-	354,610	35	49,965	-	-	-	50,000
Net Loss	-	-	-	-	-	(1,093,095)	-	-	(1,093,095)
Cumulative translation adjustment	-	-	-	-	-	-	78,033	-	78,033
March 31, 2024	-	$-	35,785,371	$3,593	$37,654,859	$(34,903,827)	$(101,962)	$(76,323)	$2,576,340

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	(Deficit)
December 31, 2022	-	$-	1,338,321	$134	$28,329,116	$(29,339,120)	$(235,853)	$-	$(1,245,723)
Stock based compensation	-	-	-	-	20,190	-	-	-	20,190
Common stock issued for service	-	-	3,288	1	22,999	-	-	-	23,000
Common stock issued for note payment	-	-	373,533	37	1,743,193	-	-	-	1,743,230
Common stock issued for cash	-	-	473,705	47	1,880,645	-	-	-	1,880,692
Repurchase of common stock	-	-	-	-	-	-	-	(76,323)	(76,323)
Net Loss	-	-	-	-	-	(1,951,402)	-	-	(1,951,402)
Cumulative translation adjustment	-	-	-	-	-	-	85,574	-	85,574
March 31, 2023	-	$-	2,188,847	$219	$31,996,143	$(31,290,522)	(150,279)	$(76,323)	$479,238

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,093,095)	$(1,951,402)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	8,800	20,190
Common stock issued for service	33,000	23,000
Depreciation of fixed assets	1,299	1,046
Amortization of intangible assets	-	1,623
Amortization of debt discounts	113,352	273,614
Allowance for inventory obsolescence	160,049	-
Loss on settlement of debt	-	648,430
Lease expense	10,207	16,422
Credit loss expense	4,051	-
Gain on revaluation of fair value of derivative and warrant liabilities	(82,636)	-
Changes in operating assets and liabilities:
Accounts receivables	(380,671)	(231,928)
Inventories	167,992	1,294,534
Advances to related parties	95,525	-
Other current assets	(102,539)	(251,352)
Right of use liability	(10,207)	(16,457)
Other assets	6,254	-
Accounts payable and accruals	388,691	(1,234,498)
Net Cash (Used in) Operating Activities	(679,928)	(1,406,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(23,146)	(15,351)
Net Cash (Used in) Investing Activities	(23,146)	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	446,360	1,880,692
Proceeds from working capital line of credit	-	1,165,765
Proceeds from short-term loan	532,491	-
Repayments of working capital line of credit	-	(1,454,193)
Repayments of short-term loan	(276,643)	-
Repayments of related party notes payable	(79,582)	-
Purchase of treasury stock	-	(76,323)
Net Cash Provided by Financing Activities	622,626	1,515,941

Effect of Exchange Rate Changes on Cash	78,583	85,836

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,865)	179,648

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	24,163	9,262

CASH AND CASH EQUIVALENTS – END OF PERIOD	$22,298	$188,910

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$234,051	$86,811

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	68,320	1,743,230
Common stock issued for loan commitment fees	50,000	-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Blue Star Foods Corp., a Delaware corporation (“we”, “our”, the “Company”), is an international sustainable marine protein company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company has three other subsidiaries, Coastal Pride, TOBC and AFVFL which maintain the Company’s fresh crab meat, steelhead salmon and packaged seafood and other inventory businesses, respectively. The Company’s current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, steelhead salmon and rainbow trout produced under the brand name Little Cedar Farms for distribution in Canada and purchasing raw materials for packaged seafood and other inventory under AFVFL to be sold to various customers in the United States.

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

On February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. The Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In consideration for its services, during the term of the Services Agreement, the Company will earn all of the revenue and profits by the purchase and sale of Afritex’s inventory. Under the Services Agreement, Afritex may not sell or otherwise use as consideration any of its intellectual property without the Company’s consent. The Company must maintain certain commercial liability insurance during the term of the Services Agreement. The Services Agreement also provides that the Company may not solicit Afritex employees for 24 months nor circumvent existing business relationships of Afritex for three years, after the term of the Services Agreement. The term of the Services Agreement will automatically extend for three thirty-day periods, if Afritex’s outstanding debt is no greater than $325,000. To date, the Company has automatically extended the Services Agreement for the first additional 30-day period.

In connection with the Services Agreement, on February 12, 2024, the Company entered into an Intangibles Assets and Machinery Option To Purchase Agreement with Afritex (the “Option Agreement”). Pursuant to the Option Agreement, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement for a purchase price of $554,714 for machinery and equipment and 5,000,000 shares of the Company’s common stock were issued on February 12, 2024 to be held in escrow, for intangible assets. In addition, for one year from the date of the Option Agreement, Afritex has an option to purchase up to $1,000,000 shares of the Company’s common stock at a 10% discount to the lowest volume-weighted average price in the immediately prior five days. The sale of any shares acquired by Afritex under the Option Agreement are subject to a “leak-out” provision as set forth in the Option Agreement. The closing of the Option Agreement is subject to, among other things, the successful restructuring of Afritex’s accounts payable debts so that no individual debt of $85,000 or aggregate debt of more than $325,000 is outstanding. The Option Agreement may be terminated if, among others, the closing has not has not occurred within 90 days, unless extended for two additional 30-day periods at the Company’s sole discretion. To date, the Company has extended the Option Agreement for the first additional 30-day period and has not exercised its option to purchase such intangibles assets, machinery and equipment.

In connection with the Services Agreement, on February 1, 2024, AFVFL, a wholly-owned subsidiary of the Company, was incorporated in the State of Florida for the purpose of purchasing raw materials from Afritex for the preparation of packaged seafood and other inventory to be sold to various customers in the United States.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2023 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 for a broader discussion of our business and the risks inherent in such business.

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

As of March 31, 2024, and December 31, 2023, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the three months ended March 31, 2024 and 2023.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from Mexico, Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Farms for distribution in Canada and purchasing raw materials for packaged seafood and other inventory under AFVFL. The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of March 31, 2024, the Company recorded allowances for sales returns, allowances and discounts of $34,968 and refund liability of $178,874. For the three months ended March 31, 2024, the Company recorded an allowance for bad debt of approximately $4,000. As of December 31, 2023, the Company recorded sales return, allowances and discounts of $31,064 and refund liability of $189,975. There was no allowance for bad debt recorded for the year ended December 31, 2023.

Inventories

Substantially all of the Company’s inventory consists of packaged crab meat located at a public cold storage facility and merchandise in transit from suppliers. The Company also has eggs and fish in process inventory from TOBC and raw materials for packaged seafood and other inventory from AFVFL. The cost of inventory is primarily determined using the specific identification method for crab meat and raw materials for packaged seafood inventory. Fish in process inventory is measured based on the estimated biomass of fish on hand. The Company has established a standard procedure to estimate the biomass of fish on hand using counting and sampling techniques. Inventory is valued at the lower of cost or net realizable value, cost being determined using the first-in, first-out method for crab meat and raw materials for packaged seafood inventory and using various estimates and assumptions in regard to the calculation of the biomass, including expected yield, market value of the biomass, and estimated costs of completion.

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the three months ended March 31, 2024, the Company recorded an inventory allowance of $336,049. For the year ended December 31, 2023, the Company recorded an inventory allowance in the amount of $176,000 which was charged to cost of goods sold.

The Company’s inventory as of March 31, 2024 and December 31, 2023 consists of:

	March 31, 2024	December 31, 2023

Inventory purchased for resale	$1,994,332	$1,708,311
Feeds and eggs processed	64,788	102,373
Raw materials for packaged seafood	442,733	-
Packaged seafood inventory	60,980	-
Inventory other	53,696	-
In-transit inventory	-	973,837
Less: Inventory allowance	(336,049)	(176,000)
Inventory, net	$2,280,480	$2,608,521

Inventory other is comprised of packaged inventory involving other protein items such as poultry, beef and pork.

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2024. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of March 31, 2024.

March 31, 2024
Assets
Operating lease assets	$114,807

Liabilities
Current
Operating lease liabilities	$35,650
Noncurrent
Operating lease liabilities	$79,157

Supplemental cash flow information related to leases were as follows:

Three Months Ended March 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,207
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

March 31, 2024
Weighted-average remaining lease term
Operating leases	3.0 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of March 31, 2024 were as follows:

Operating Leases

2024 (nine months remaining)	32,954
2025	43,939
2026	43,939
2027	10,985
2028	-
Total lease payments	131,817
Less: amount of lease payments representing interest	(17,010)
Present value of future minimum lease payments	$114,807
Less: current obligations under leases	$(35,650)
Non-current obligations	$79,157

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the three months ended March 31, 2024 and for the year ended December 31, 2023.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis using the Black Scholes Pricing model as of March 31, 2024 and December 31, 2023. There were no financial assets and liabilities that were measured at fair value on a recurring basis under Levels 1 and 2.

	Level 3 Fair Value
	As of March 31, 2024	As of December 31, 2023
Liabilities
Derivative liability on convertible debt	$957,265	$1,047,049
Warrant liability	402	1,574
Total	$957,667	$1,048,623

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the three months ended March 31, 2024:

Derivative liability balance, January 1, 2024	$1,047,049
Issuance of derivative liability during the period	-
Settlement of derivative liability	(8,320)
Change in derivative liability during the period	(81,464)
Derivative liability balance, March 31, 2024	$957,265

Warrant liability balance, January 1, 2024	$1,574
Issuance of warrant liability during the period	-
Change in warrant liability during the period	(1,172)
Warrant liability balance, March 31, 2024	$402

The fair market value of all derivatives and warrant liability as of December 31, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.14
Expected dividend yield	0.00%
Expected stock price volatility	45.51% - 150.46%
Risk-free interest rate	3.81% - 4.91%
Expected term	1.42 – 5.00 years

The fair market value of all derivatives and warrant liability as of March 31, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.09
Expected dividend yield	0.00%
Expected stock price volatility	50.84% - 139.57%
Risk-free interest rate	4.21% - 5.03%
Expected term	1.17 – 4.83 years

Recent Accounting Pronouncements

There are various updates recently issued to the accounting literature and these are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2024, the Company incurred a net loss of $1,093,095, had an accumulated deficit of $34,903,827 and a working capital surplus of $869,797, inclusive of $86,038 in stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $1,326,011 as of March 31, 2024 and $833,472 as of December 31, 2023. As of March 31, 2024, approximately $404,000, $158,000 and $390,000 of the balance was related to prepaid inventory to the Company’s suppliers, prepaid legal fees and receivables for shares issuance per the securities purchase agreement with ClearThink, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	March 31, 2024	December 31, 2023
Computer equipment	$47,908	$47,908
RAS system	138,588	140,214
Leasehold improvements	17,904	17,904
Building Improvements	159,798	136,653
Total	364,198	342,679
Less: Accumulated depreciation	(40,121)	(38,822)
Fixed assets, net	$324,077	$303,857

For the three months ended March 31, 2024 and 2023, depreciation expense totaled approximately $1,300 and $1,000, respectively.

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

The advance rate of the revolving line of credit is 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. The inventory portion of the loan will never exceed 50% of the outstanding balance. Interest on the line of credit is the prime rate (with a floor of 3.25%), plus 3.75% which increased to 4.75% in 2022. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and paid an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance in order to increase imports to meet customer demand.

The line of credit was secured by a first priority security interest on all the assets of each Borrower. Pursuant to the terms of a guaranty agreement, the Company guaranteed the obligations of the Borrowers under the note and John Keeler, Executive Chairman and Chief Executive Officer of the Company, provided a personal guaranty of up to $1,000,000 to Lighthouse. For the three months ended March 31, 2023, cash proceeds from the working capital line of credit totaled $1,165,765 and cash payments to the working capital line of credit totaled $1,454,193.

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

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler of approximately $86,000 of principal at March 31, 2024 and interest expense of $2,484 and $13,140 during the three months ended March 31, 2024 and 2023, respectively. These notes are payable on demand and accrue interest at an annual rate of 6%. The Company made principal payments of $79,582 during the three months ended March 31, 2024. The Company made no principal payments during the three months ended March 31, 2023.

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

As of March 31, 2024, $1,041 of the outstanding interest for the first quarter was accrued on the note by the Company.

Interest expense for the note totaled approximately $1,000 and $3,500 during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the outstanding principal balance on the note totaled $100,000.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (50,000 shares of common stock at an exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $90 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $0 and $273,614 for the three months ended March 31, 2024 and 2023, respectively.

The outstanding principal under the 2022 Lind Note was payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”) (floor price of $30 per share after taking into account the Company’s Reverse Stock Split), or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company would pay Lind an additional amount in cash as determined pursuant to a formula contained in the 2022 Lind Note.

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

The 2022 Lind Note was mandatorily payable prior to maturity if the Company issued any preferred stock (with certain exceptions described in the note) or, if the Company or its subsidiaries issued any debt. The Company also agreed not to issue or sell any securities with a conversion, exercise or other price based on a discount to the trading prices of the Company’s stock or to grant the right to receive additional securities based on future transactions of the Company on terms more favorable than those granted to Lind, with certain exceptions.

If the Company failed to maintain the listing and trading of its common stock, the note would become due and payable and Lind may convert all or a portion of the outstanding principal at the lower of the then current conversion price and 80% of the average of the 3-day VWAP during the 20 days prior to delivery of the conversion notice.

If the Company engaged in capital raising transactions, Lind had the right to purchase up to 10% of the new securities.

The 2022 Lind Note was convertible into common stock at $5.00 per share ($100 per share after taking into account the Company’s Reverse Stock Split), subject to certain adjustments, on April 22, 2022; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

Upon a change of control of the Company, as defined in the 2022 Lind Note, Lind had the right to require the Company to prepay 10% of the outstanding principal amount of the 2022 Lind Note. The Company may prepay the outstanding principal amount of the note, provided Lind may convert up to 25% of the principal amount of the 2022 Lind Note at a price per share equal to the lesser of the Repayment Share Price or the conversion price. The 2022 Lind Note contained certain negative covenants, including restricting the Company from certain distributions, stock repurchases, borrowing, sale of assets, loans and exchange offers.

Upon an event of default as described in the 2022 Lind Note, the 2022 Lind Note would become immediately due and payable at a default interest rate of 125% of the then outstanding principal amount. Upon a default, all or a portion of the outstanding principal amount may be converted into shares of common stock by Lind at the lower of the conversion price and 80% of the average of the three lowest daily VWAPs.

During the year ended December 31, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $2,075,900 through the issuance of an aggregate of 1,379,212 shares of common stock, including a principal payment of $1,094,800 through the issuance of an aggregate of 373,532 shares of common stock during the three months ended March 31, 2023. On September 15, 2023, the Company paid $2,573,142 to Lind and the 2022 Lind Note was extinguished.

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

The 2023 Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Lind Note is equal to the lesser of: (i) $2.40; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the 2023 Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the 2023 Lind Note, in accordance with NASDAQ rules and guidance. Due to the variable conversion price of the 2023 Lind Note, the embedded conversion feature was accounted as a derivative liability. The fair value of the derivative liability at issuance amounting to $264,687 was recorded as debt discount and amortized over the term of the note.

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

Due to the variable conversion price of the convertible promissory note, pursuant to the Purchase Agreement Amendment, the embedded conversion feature was accounted for as a derivative liability. The fair value of the derivative liability at issuance amounting to $118,984 was recorded as debt discount and amortized over the term of the note.

During the three months ended March 31, 2024, $60,000 of note principal was converted to 750,000 shares of common stock. As of March 31, 2024, the outstanding balance on the notes was $1,440,000, net of debt discount of $906,942, and totaling $533,058. For the three months ended March 31, 2024 and 2023, amortization of debt discounts totaled $113,352 and $273,614, respectively.

Agile Lending, LLC Loans

On June 14, 2023, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrower’s assets, including receivables. For the year ended December 31, 2023, the Company made principal and interest payments on the loan totaling $525,000 and $114,692, respectively, and the outstanding interest balance was refinanced in the January 2, 2024 loan.

On October 19, 2023, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on April 1, 2024. Commencing October 19, 2023, the Company is required to make weekly payments of $12,250 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated October 19, 2023, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the three months ended March 31, 2024, the Company made principal payments on the loan totaling $112,000 and interest payments of $47,250. The outstanding balance on the loan was $0 as of March 31, 2024.

On January 2, 2024, the Company, and Keeler & Co. entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Borrower’s assets, including receivables. For the three months ended March 31, 2024, the Company made principal payments on the loan totaling $72,381 and interest payments of $28,952. The outstanding balance on the loan was $50,110 as of March 31, 2024.

On March 1, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $79,800) is due on August 29, 2024. Commencing March 7, 2024, the Company is required to make weekly payments of $11,146 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated March 1, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the three months ended March 31, 2024, the Company made principal payments on the loan totaling $33,438 and no interest payments were made. The outstanding balance on the loan was $176,562 as of March 31, 2024.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink Capital LLC (“ClearThink”) which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the agreement. On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink as a commitment fee, with a fair value of $50,000. For the three months ended March 31, 2024, the Company made principal payments on the loan totaling $58,824 and no interest payments were made. The outstanding balance on the loan was $141,176 as of March 31, 2024.

Note 7. Stockholders’ Equity

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

On August 22, 2023, the Company issued 200,000 shares of common stock with a fair value of $157,980 to Mark Crone for consulting services provided to the Company which is amortized to expense over the term of the agreement and no expense was recorded in 2023. The Company recognized stock compensation expense of $50,000 for the three months ended March 31, 2024 in connection with these shares.

On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink, with a fair value of $50,000, as a commitment fee on the term loan.

During February 2024 and March 2024, the Company issued an aggregate of 11,332,787 shares of common stock in consideration of $836,360 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. Cash proceeds received as of March 31, 2024 were $446,360 and the balance of $390,000 was received in April 2024.

On February 12, 2024, the Company issued 5,000,000 shares of common stock to be held by The Crone Law Group as Escrow Agent with a fair value of $630,000 in connection with the Option Agreement with Afritex Texas.

On March 11, 2024, the Company issued 750,000 shares of common stock to Lind as partial conversion of $60,000 principal pursuant to the May 2023 convertible promissory note.

During the three months ended March 31, 2024, the Company issued an aggregate of 261,897 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

Note 8. Options

The following table represents option activity for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	316,540	$31.11	3.80
Exercisable – December 31, 2023	219,908	$31.11	4.27	$-
Granted	-	$-
Forfeited	-	$-
Vested	230,152
Outstanding – March 31, 2024	316,540	$29.50	3.55
Exercisable – March 31, 2024	230,152	$29.50	3.96	$-

For the three months ended March 31, 2024, the Company recognized $8,800 of compensation expense for vested stock options issued to directors, contractors and employees during 2019 to 2024.

Note 9. Warrants

The following table represents warrant activity for the three months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	730,944	$12.04	4.20
Exercisable – December 31, 2023	555,710	$15.41	5.52	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(50,000)	$-
Outstanding – March 31, 2024	680,944	$6.31	4.25
Exercisable – March 31, 2024	680,944	$6.31	4.25	$-

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

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 10,741,139 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $0.4655 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of March 31, 2024.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 10,741,139 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $0.4655 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of March 31, 2024.

There was no warrant activity for the three months ended March 31, 2024.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $17,400 on the lease for the three months ended March 31, 2023. For the three months ended March 31, 2024, the Company paid $17,400 under this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. For the three months ended March 31, 2024, Coastal Pride paid $3,000 on the lease.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month. For the three months ended March 31, 2024, Coastal Pride paid $4,500 on the lease.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, the former TOBC owners. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes, and an additional five-year lease with Kathryn Atkinson for CAD$2,370 per month plus taxes. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses were approximately $42,600 and $44,500 for the three months ended March 31, 2024 and 2023, respectively.

Note 11. Subsequent Events

Afritex Manufacturing Agreement

On April 4, 2024, the Company entered into a two-year contract manufacturing agreement with Afritex Ventures, Inc., a Texas corporation, and a commercial manufacturer of food products (the “Supplier), and Eagle Rising Food Solutions LLC, a Florida corporation and a national seafood distributor (the “Buyer”), effective March 21, 2024. The agreement automatically renews for successive one-year terms if not terminated by either party at least sixty days prior to the end of the then current term. Pursuant to the agreement, the Supplier will manufacture certain food products and provide consulting services to Buyer based on Buyer’s purchase orders. The Buyer granted the Supplier a non-exclusive, worldwide, royalty-free license to use its trademarks for such products. Under the agreement, the Supplier is responsible for product production and certain storage and the Buyer is responsible for the cost of freight and delivery of the products and is required to pay invoices within 35 days of receipt of the products. Late payments are subject to interest of 1% of the outstanding amount per month. The agreement may be terminated in the event of certain defaults which are not cured as set forth in the agreement. Either party may terminate the agreement in the event of the other party’s insolvency or inability to meet obligations, (ii) filing of voluntary or involuntary petition of bankruptcy, (iii) institution of legal proceedings against the other party by creditors or stockholders, or (iv) appointment of a receiver.

Shares issuances

During February 2024 and March 2024, the Company issued an aggregate of 11,332,787 shares of common stock in consideration of $836,360 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. Cash proceeds received as of March 31, 2024 were $446,360 and the balance of $390,000 was received in April 2024.

On April 8, 2024, the Company issued 119,565 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

On April 9, 2024, and April 22, 2024, the Company issued 1,351,351, and 1,403,508 shares of common stock to Lind as partial conversion of $100,000 and $80,000 principal pursuant to the May 2023 convertible promissory note.

During April 2024, the Company issued an aggregate of 9,000,000 shares of common stock for cash proceeds of $518,000 pursuant to a securities purchase agreement with ClearThink, dated May 16, 2023.

Note Issuances

On April 16, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Hart Associates, LLC, a Delaware limited liability company (the “Hart”), pursuant to which the Company issued a promissory note in the principal amount of $300,000 and will issue 500,000 shares of its common stock to Hart (the “Hart Note”). The Hart Note has a one-time interest payment of $50,000 payable on the maturity date of May 15, 2024, which can be extended up to 90 days. The proceeds from the sale of the Hart Note are for general working capital. The Company may prepay the Hart Note at any time without penalty. The Company’s failure to comply with the material terms of the Hart Note will be considered an event of default and the principal sum of the Hart Note will increase by 20% of the outstanding balance for each subsequent 30 days it remains in default.

On April 16, 2024, the Company issued to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a convertible promissory note in the principal amount of $138,000 with an original issue discount of $23,000 (the “Diagonal Note”). The Diagonal Note has a one-time interest payment of $26,220 paid upon issuance and a maturity date of January 15, 2025. The proceeds from the sale of the Diagonal Note are for general working capital.

Upon the occurrence of an event of default as described in the Diagonal Note, the Diagonal Note will become immediately due and payable at a default interest rate of 150% of the then outstanding principal amount of the Diagonal Note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the Diagonal Note into shares of the Company’s common stock at a conversion price of 61% of the market price as described in the Diagonal Note. The Company may not, without Diagonal’s written consent, sell, lease or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Diagonal Note.

Resignation of Chief Financial Officer and Director

On May 10, 2024, Silvia Alana, a director and the Company’s Chief Financial Officer, notified the Company of her resignation from the board of directors and as Chief Financial Officer, effective May 28, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with the financial statements and the related notes thereto contained in this Quarterly Report. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from Indonesia, the Philippines and China and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, purchasing raw materials for packaged seafood inventory under AFVFL, and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import is processed in six out of the ten plants available throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

Recent Events

Afritex Manufacturing Agreement

As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 1, 2024, on February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation and a commercial manufacturer of food products (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. Among other things, the Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In addition, through its newly-formed subsidiary, AFVFL, the Company will be purchasing product from Afritex for sale to Afritex customers and the Company has the option to purchase assets from Afritex under an Intangibles Assets and Machinery Option To Purchase Agreement, dated February 12, 2024, with Afritex (the “Option Agreement”) pursuant to which, among other things, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement. In connection with the Services Agreement and Option Agreement, on April 4, 2024, the Company entered into a two-year contract manufacturing agreement with Afritex and Eagle Rising Food Solutions LLC, a Florida corporation and a national seafood distributor (the “Buyer”), effective March 21, 2024. The agreement automatically renews for successive one-year terms if not terminated by either party at least sixty days prior to the end of the then current term. Pursuant to the agreement, Afritex will manufacture certain food products and provide consulting services to Buyer based on Buyer’s purchase orders. The Buyer granted Afritex a non-exclusive, worldwide, royalty-free license to use its trademarks for such products. Under the agreement, Afritex is responsible for product production and certain storage and the Buyer is responsible for the cost of freight and delivery of the products and is required to pay invoices within 35 days of receipt of the products. Late payments are subject to interest of 1% of the outstanding amount per month. The agreement may be terminated in the event of certain defaults which are not cured as set forth in the agreement. Either party may terminate the agreement in the event of the other party’s insolvency or inability to meet obligations, (ii) filing of voluntary or involuntary petition of bankruptcy, (iii) institution of legal proceedings against the other party by creditors or stockholders, or (iv) appointment of a receiver.

NASDAQ Compliance

On March 26, 2024, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that as of March 25, 2024, the Company had not regained compliance with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). The Company appealed this determination to the Nasdaq Hearings Panel (the “Panel”) on April 1, 2024.

On April 10, 2024, the Company received a letter from the Panel indicating that the Company’s request for continued on Nasdaq was granted subject to the following: (i) on or before April 1, 2024, the Company file its Form 10-K for the period ended December 31, 2023 demonstrating compliance with Listing Rule 5550(b)(1); (ii) on or before May 15, 2024, the Company file its Form 10-Q for the quarter ended March 31, 2024 demonstrating continued compliance with Listing Rule 5550(b)(1), and (iii) on or before May 30, 2024, the Company shall have demonstrated compliance with Listing Rule 5550(a)(2) by evidencing a closing bid price of $1.00 or more per share for a minimum of ten consecutive trading sessions, and evidence compliance with all applicable criteria for continued listing.

Note Issuances

On April 16, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Hart Associates, LLC, a Delaware limited liability company (the “Hart”), pursuant to which the Company issued a promissory note in the principal amount of $300,000 and will issue 500,000 shares of its common stock to Hart (the “Hart Note”). The Hart Note has a one-time interest payment of $50,000 payable on the maturity date of May 15, 2024, which can be extended up to 90 days. The proceeds from the sale of the Hart Note are for general working capital. The Company may prepay the Hart Note at any time without penalty. The Company’s failure to comply with the material terms of the Hart Note will be considered an event of default and the principal sum of the Hart Note will increase by 20% of the outstanding balance for each subsequent 30 days it remains in default.

On April 16, 2024, the Company issued to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a convertible promissory note in the principal amount of $138,000 with an original issue discount of $23,000 (the “Diagonal Note”). The Diagonal Note has a one-time interest payment of $26,220 paid upon issuance and a maturity date of January 15, 2025. The proceeds from the sale of the Diagonal Note are for general working capital.

Upon the occurrence of an event of default as described in the Diagonal Note, the Diagonal Note will become immediately due and payable at a default interest rate of 150% of the then outstanding principal amount of the Diagonal Note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the Diagonal Note into shares of the Company’s common stock at a conversion price of 61% of the market price as described in the Diagonal Note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Diagonal Note.

Reverse Stock Split

The Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of its common stock, by a ratio of no less than 1-for-2 and no more than 1-for-50, with the exact ratio to be determined by the Company’s board of directors, at a Special Meeting of Stockholders held on April 30, 2024.

ATM Agreement

On May 3, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”), pursuant to which the Company may offer and sell, from time to time through Wainwright, shares of common stock for aggregate gross proceeds of up to $2,199,769. pursuant to a shelf registration statement on Form S-3 (File No. 333-268564) and the related prospectus, as supplemented by a prospectus supplement, dated May 3, 2024 (the “Registration Statement”) and filed with the SEC on such date. The Company intends to use the net proceeds from the offering, if any, for working capital and general corporate purposes and to repay certain indebtedness.

Pursuant to the ATM Agreement, Wainwright may sell shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms’ agreement, the Company may sell shares to Wainwright as principal, at a purchase price agreed upon by Wainwright and the Company. Wainwright may also sell shares in negotiated transactions with the Company’s prior approval. The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or the Company pursuant to the terms thereof. The Company has no obligation to sell any of the shares, and may at any time suspend offers under the Agreement or terminate the Agreement. The Company will pay Wainwright a commission of 3.0% of the aggregate gross proceeds from any shares sold by Wainwright and will reimburse Wainwright for certain specified expenses in connection with entering into the ATM Agreement.

Resignation of Chief Financial Officer and Director

On May 10, 2024, Silvia Alana, a director and the Company’s Chief Financial Officer, notified the Company of her resignation from the board of directors and as Chief Financial Officer, effective May 28, 2024.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended March 31, 2024 and 2023

Net Revenue. Revenue for the three months ended March 31, 2024 increased 19.1% to $2,260,329 as compared to $1,898,439 for the three months ended March 31, 2023 as a result of an increase in poundage and new packaged seafood inventory sold during the three months ended March 31, 2024.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2024 increased to $2,089,567 as compared to $1,614,077 for the three months ended March 31, 2023. This increase is attributable to the increase in poundage and new packaged seafood inventory sold in the cost of goods and increases in inventory reserves.

Gross Profit. Gross profit for the three months ended March 31, 2024 decreased to $170,762 as compared to gross profit of $284,362 in the three months March 31, 2023. This decrease is attributable to the increase in inventory reserves for the three months ended March 31, 2024.

Commissions Expense. Commissions expense increased to $4,221 for the three months ended March 31, 2024 from $973 for the three months ended March 31, 2023. This increase was due to higher commissionable revenues for the three months ended March 31, 2024.

Salaries and Wages Expense. Salaries and wages expense decreased to $301,790 for the three months ended March 31, 2024 as compared to $530,838 for the three months ended March 31, 2023. This decrease is mainly attributable to a strategic reduction in salaries for the three months ended March 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense decreased to $1,299 for the three months ended March 31, 2024 as compared to $2,669 for the three months ended March 31, 2023. This decrease is attributable to lower depreciation due to the impairment of fixed assets and intangible assets in the year ended December 31, 2022.

Other Operating Expense. Other operating expense increased to $705,651 for the three months ended March 31, 2024 from $700,090 for the three months ended March 31, 2023. This increase is mainly attributable to legal and professional fees related to our business operations.

Other Income. Other income decreased for the three months ended March 31, 2024 to $1,535 from $1,902 for the three months ended March 31, 2023. This decrease is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company during the three months ended March 31, 2023 and no such collection in the three months ended March 31, 2024.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities increased to $82,636 for the three months ended March 31, 2024 from $0 for the three months ended March 31, 2023. This increase is attributable to the 2023 Lind notes embedded conversion feature due to the variable conversion price on the promissory notes.

Loss on Settlement of Debt. Loss on settlement of debt decreased to $0 for the three months ended March 31, 2024 from $648,430 for the three months ended March 31, 2023.

Interest Expense. Interest expense decreased to $335,067 for the three months ended March 31, 2024 from $354,666 for the three months ended March 31, 2023. The decrease is attributable to the lower amortization of the Lind convertible debt discounts.

Net Loss. Net loss was $1,093,095 for the three months ended March 31, 2024 as compared to $1,951,402 for the three months ended March 31, 2023. The decrease in net loss is primarily attributable to the decrease of salaries and wages, interest expense and loss on settlement of debt.

Liquidity and Capital Resources

The Company had cash of $22,298 as of March 31, 2024. At March 31, 2024, the Company had a working capital surplus of $869,797, including $86,038 in stockholder loans, and the Company’s primary sources of liquidity consisted of inventory of $2,280,480 and accounts receivable of $910,815.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the three months ended March 31, 2024 was $679,928 as compared to cash used in operating activities of $1,406,778 for the three months ended March 31, 2023. The decrease is primarily attributable to decrease in inventory of $1,126,542 and decrease in payables of $1,623,191, offset by the increase in other current assets of $148,813 for the three months ended March 31, 2024 compared with the three months ended March 31, 2023.

Cash (Used in) Investing Activities. Cash used in investing activities for the three months ended March 31, 2024 was $23,146 as compared to cash used in investing activities of $15,351 for the three months ended March 31, 2023. The increase was mainly attributable to an increase in the purchase of fixed assets for the three months ended March 31, 2024 compared to the purchases of fixed assets for the three months ended March 31, 2023.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2024 was $622,626 as compared to cash provided by financing activities of $1,515,941 for the three months ended March 31, 2023. The decrease is mainly attributable due to the increased repayments of short-term loans and less proceeds from common stock offering during the three months ended March 31, 2024.

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

The advance rate of the revolving line of credit was 85% with respect to eligible accounts receivable and the lower of 60% of the Borrowers’ eligible inventory, or 80% of the net orderly liquidation value, subject to an inventory sublimit of $2,500,000. Interest on the line of credit was the prime rate (with a floor of 3.25%), plus 3.75%. The Borrowers paid Lighthouse a facility fee of $50,000 in three instalments of $16,667 in March, April and May 2021 and paid an additional facility fee of $25,000 on each anniversary of March 31, 2021. On January 14, 2022, the maximum inventory advance under the line of credit was adjusted from 50% to 70% until June 30, 2022, 65% to July 31, 2022, 60% to August 31, 2022 and 55% to September 30, 2022 at a monthly fee of 0.25% on the portion of the loan in excess of the 50% advance in order to increase imports to meet customer demand. On July 29, 2022, the Loan Agreement was further amended to set the annual interest rate on the outstanding principal amount at 4.75% above the prime rate and to reduce the monthly required cash flow requirements beginning July 31, 2022. The amendment also updated the maximum inventory advance under the line of credit to 60% from August 31, 2022 through September 29, 2022 and 50% from September 30, 2022 and thereafter.

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

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of March 31, 2024, approximately $86,038 of principal remains outstanding and approximately $2,400 of interest was paid under the notes during the three months ended March 31, 2024. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $79,582 during the three months ended March 31, 2024. The Company made no principal payments during the three months ended March 31, 2023.

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

Agile Lending, LLC Loans

In order to refinance interest due on the June 14, 2023 note issued to Agile, on January 2, 2024, the Company and Keeler & Co. entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Company’s and Keeler & Co.’s assets, including receivables.

On March 1, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $79,800) is due on August 29, 2024. Commencing March 7, 2024, the Company is required to make weekly payments of $11,146 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated March 1, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink Capital LLC (“ClearThink”) which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the Agreement. On January 25, 2024, the Company issued 354,610 shares of common stock to ClearThink as a commitment fee.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 8, 2024, the Company issued 119,565 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

On May 10, 2024, Silvia Alana, a director and the Company’s Chief Financial Officer, notified the Company of her resignation from the board of directors and as Chief Financial Officer, effective May 28, 2024. Ms. Alana’s resignation was not the result of any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

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

BLUE STAR FOODS CORP.

Dated: May 15, 2024	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Silvia Alana
	Name:	Silvia Alana
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

