Form 10-Q
period 2024-06-30
Blue Star Foods Corp.
filed 2024-08-14
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 14, 2024, there were 2,511,458 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

All references to shares of common stock of the Company in this Quarterly Report have been adjusted to reflect the Company’s 1:50 reverse stock split effective as of May 20, 2024 (the “Reverse Stock Split”).

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2024	DECEMBER 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$73,110	$24,163
Accounts receivable, net of allowances and credit losses of $30,605 and $31,064	600,478	534,195
Inventory, net	2,638,108	2,608,521
Advances to related party	-	95,525
Other current assets	2,455,069	833,472
Total Current Assets	5,766,765	4,095,876
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	358,978	303,857
RIGHT OF USE ASSET	104,788	125,014
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	138,736	102,222
TOTAL ASSETS	$8,104,796	$6,362,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$839,494	$661,377
Customer refunds	107,587	189,975
Deferred income	-	47,819
Current maturities of lease liabilities	35,852	35,428
Current maturities of related party long-term notes	100,000	100,000
Loan payable	829,754	156,938
Related party notes payable - subordinated	44,038	165,620
Derivative liability	484,350	1,047,049
Warrants liability	550	1,574
Other current liabilities	790,881	790,881
Total Current Liabilities	3,232,506	3,196,661
LONG-TERM LIABILITIES
Lease liability, net of current portion	68,936	89,586
Debt, net of current portion and discounts	188,509	481,329
TOTAL LIABILITIES	3,489,951	3,767,576
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024, and 0 shares issued and outstanding as of December 31, 2023	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 2,271,858 shares issued and outstanding as of June 30, 2024, and 461,722 shares issued and outstanding as of December 31, 2023	233	46
Additional paid-in capital	41,519,902	36,661,926
Accumulated other comprehensive loss	(83,173)	(179,995)
Accumulated deficit	(36,745,794)	(33,810,732)
Treasury stock, 151 shares as of June 30, 2024 and 151 shares as of December 31, 2023	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	4,614,845	2,594,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,104,796	$6,362,498

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2024	2023	2024	2023
REVENUE, NET	$1,776,558	$1,655,562	$4,036,887	$3,554,001

COST OF REVENUE	1,482,041	1,574,547	3,571,608	3,188,624

GROSS PROFIT	294,517	81,015	465,279	365,377

COMMISSIONS	-	773	4,221	1,746
SALARIES AND WAGES	295,449	466,127	597,239	996,965
DEPRECIATION AND AMORTIZATION	1,377	27,668	2,676	30,337
OTHER OPERATING EXPENSES	689,414	662,699	1,395,065	1,362,789

LOSS FROM OPERATIONS	(691,723)	(1,076,252)	(1,533,922)	(2,026,460)

OTHER INCOME	48,127	25,292	49,662	27,194
INTEREST INCOME	-	24	-	24
LOSS ON SETTLEMENT OF DEBT	-	(184,589)	-	(833,019)
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	(327,122)	99,577	(244,486)	99,577
INTEREST EXPENSE	(871,249)	(315,787)	(1,206,316)	(670,453)

NET LOSS	(1,841,967)	(1,451,735)	(2,935,062)	(3,403,137)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,841,967)	$(1,451,735)	$(2,935,062)	$(3,403,137)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	18,789	(36,744)	96,822	48,830

COMPREHENSIVE LOSS	$(1,823,178)	$(1,488,479)	$(2,838,240)	$(3,354,307)

Loss per common share:
Net loss per common share - basis and diluted	$(1.52)	$(30.68)	$(3.39)	$(83.85)
Weighted average common shares outstanding - basic and diluted	1,209,792	47,316	866,510	40,584

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Series A						Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
	$.0001 par value		$.0001 par value		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
December 31, 2023	-	$-	461,722	$46	$36,661,926	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922
Stock based compensation	-	-	-	-	8,800	-	-	-	8,800
Common stock issued for service	-	-	5,238	1	32,999	-	-	-	33,000
Common stock issued for note payment	-	-	15,000	2	68,318	-	-	-	68,320
Common stock issued for cash			226,656	23	836,337	-	-	-	836,360
Common stock issued for loan commitment fees	-	-	7,092	1	49,999	-	-	-	50,000
Net Loss	-	-	-	-	-	(1,093,095)	-	-	(1,093,095)
Cumulative translation adjustment	-	-	-	-	-	-	78,033	-	78,033
March 31, 2024	-	$-	715,708	$73	$37,658,379	$(34,903,827)	$(101,962)	$(76,323)	$2,576,340
Stock based compensation, net of forfeitures	-	-	-	-	(14,423)	-	-	-	(14,423)
Common stock issued for service	-	-	6,319	2	21,998	-	-	-	22,000
Common stock issued for note payment	-	-	426,831	44	1,684,707	-	-	-	1,684,751
Common stock issued for cash	-	-	1,113,000	113	2,145,942	-	-	-	2,146,055
Common stock issued for loan commitment fees	-	-	10,000	1	23,299	-	-	-	23,300
Net Loss	-	-	-	-	-	(1,841,967)	-	-	(1,841,967)
Cumulative translation adjustment	-	-	-	-	-	-	18,789	-	18,789
June 30, 2024	-	$-	2,271,858	$233	$41,519,902	$(36,745,794)	$(83,173)	$(76,323)	$4,614,845

	Series A						Accumulated		Total
	Preferred Stock		Common Stock		Additional		Other		Stockholders’
	$.0001 par value		$.0001 par value		Paid-in	Accumulated	Comprehensive	Treasury	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	(Deficit)
December 31, 2022	-	$-	26,766	$2	$28,329,248	$(29,339,120)	$(235,853)	$-	$(1,245,723)
Stock based compensation	-	-	-	-	20,190	-	-	-	20,190
Common stock issued for service	-	-	66	0	23,000	-	-	-	23,000
Common stock issued for note payment	-	-	7,471	1	1,743,229	-	-	-	1,743,230
Common stock issued for cash	-	-	9,474	1	1,880,691	-	-	-	1,880,692
Repurchase of common stock	-	-	-	-	-	-	-	(76,323)	(76,323)
Net Loss	-	-	-	-	-	(1,951,402)	-	-	(1,951,402)
Cumulative translation adjustment	-	-	-	-	-	-	85,574	-	85,574
March 31, 2023	-	$-	43,777	$4	$31,996,358	$(31,290,522)	(150,279)	$(76,323)	$479,238
Stock based compensation	-	-	-	-	16,940	-		-	16,940
Common stock issued for service	-	-	1,406	0	18,000	-		-	18,000
Common stock issued for note payment	-	-	8,142	0	758,588	-		-	758,588
Common stock issued for cash	-	-	1,000	0	200,000	-		-	200,000
Net Loss	-	-	-	-	-	(1,451,735)	-	-	(1,451,735)
Cumulative translation adjustment	-	-	-	-	-	-	(36,744)	-	(36,744)
June 30, 2023	-	$-	54,325	$4	$32,989,886	$(32,742,257)	$(187,023)	$(76,323)	$(15,713)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,935,062)	$(3,403,137)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation, net of forfeitures	(5,623)	37,130
Common stock issued for service	55,000	41,000
Depreciation of fixed assets	2,676	2,092
Amortization of intangible assets	-	28,245
Amortization of debt discounts	777,663	497,961
Allowance for inventory obsolescence	370,923	-
Loss on settlement of debt	-	833,019
Lease expense	20,226	23,653
Credit loss expense	-	6,068
Loss on revaluation of fair value of derivative and warrant liabilities	244,486	(99,577)
Changes in operating assets and liabilities:
Accounts receivables	(66,283)	545,772
Inventories	(400,510)	1,658,097
Advances to related parties	95,525	-
Other current assets	(799,947)	(540,070)
Right of use liability	(20,226)	(23,692)
Other assets	(25,835)	(25,000)
Accounts payable and accruals	130,298
Customer refunds	(82,388)	(1,154,778)
Net Cash (Used in) Operating Activities	(2,639,077)	(1,573,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(57,797)	(15,351)
Net Cash (Used in) Investing Activities	(57,797)	(15,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	2,160,765	2,080,692
Proceeds from working capital line of credit	-	2,405,034
Proceeds from short-term loan	1,357,491	500,000
Proceeds from convertible debt	-	915,000
Repayments of working capital line of credit	-	(4,182,971)
Repayments of short-term loan	(746,626)	(40,385)
Repayments of related party notes payable	(121,582)	(62,661)
Purchase of treasury stock	-	(76,323)
Net Cash Provided by Financing Activities	2,650,048	1,538,386

Effect of Exchange Rate Changes on Cash	95,773	48,012

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,947	(2,170)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	24,163	9,262

CASH AND CASH EQUIVALENTS – END OF PERIOD	$73,110	$7,092

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$307,502	$174,677

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	$1,753,071	$2,501,819
Common stock issued for loan commitment fees	73,300	-
Receivable for equity proceeds	821,650	-
Derivative liability recognized on issuance of convertible note	-	264,688
Warrant liability recognized on issuance of convertible note	-	381,538

The accompanying notes are an integral part of these unaudited consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Overview

Blue Star Foods Corp., a Delaware corporation (“we”, “our”, the “Company”), is an international sustainable marine protein company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company has three other subsidiaries, Coastal Pride, TOBC and AFVFL which maintain the Company’s fresh crab meat, steelhead salmon and packaged seafood and other inventory businesses, respectively. The Company’s current source of revenue is purchasing blue and red swimming crab meat primarily from our largest supplier in Miami and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, steelhead salmon and rainbow trout produced under the brand name Little Cedar Farms for distribution in Canada and purchasing raw materials for packaged seafood and other inventory under AFVFL to be sold to various customers in the United States.

On February 3, 2022, Coastal Pride entered into an asset purchase agreement with Gault Seafood, LLC, a South Carolina limited liability company (“Gault Seafood”), and Robert J. Gault II, President of Gault Seafood (“Gault”) pursuant to which Coastal Pride acquired all of the Seller’s right, title and interest in and to assets relating to Gault Seafood’s soft-shell crab operations, including intellectual property, equipment, vehicles and other assets used in connection with the soft-shell crab business. Coastal Pride did not assume any liabilities in connection with the acquisition. The purchase price for the assets consisted of a cash payment in the amount of $359,250 and the issuance of 167 shares of common stock of the Company with a fair value of $359,250. Such shares were subject to a leak-out agreement pursuant to which Gault Seafood could not sell or otherwise transfer the shares until February 3, 2023.

On February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. The Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In consideration for its services, during the term of the Services Agreement, the Company will earn all of the revenue and profits by the purchase and sale of Afritex’s inventory. Under the Services Agreement, Afritex may not sell or otherwise use as consideration any of its intellectual property without the Company’s consent. The Company must maintain certain commercial liability insurance during the term of the Services Agreement. The Services Agreement also provides that the Company may not solicit Afritex employees for 24 months nor circumvent existing business relationships of Afritex for three years, after the term of the Services Agreement. The term of the Services Agreement will automatically extend for three thirty-day periods, if Afritex’s outstanding debt is no greater than $325,000. To date, the Company has automatically extended the Services Agreement to August 31, 2024.

In connection with the Services Agreement, on February 12, 2024, the Company entered into an Intangibles Assets and Machinery Option To Purchase Agreement with Afritex (the “Option Agreement”). Pursuant to the Option Agreement, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement for a purchase price of $554,714 for machinery and equipment and 100,000 shares of the Company’s common stock were issued on February 12, 2024 to be held in escrow, for intangible assets. In addition, for one year from the date of the Option Agreement, Afritex has an option to purchase up to $1,000,000 shares of the Company’s common stock at a 10% discount to the lowest volume-weighted average price in the immediately prior five days. The sale of any shares acquired by Afritex under the Option Agreement are subject to a “leak-out” provision as set forth in the Option Agreement. The closing of the Option Agreement is subject to, among other things, the successful restructuring of Afritex’s accounts payable debts so that no individual debt of $85,000 or aggregate debt of more than $325,000 is outstanding. The Option Agreement may be terminated if, among others, the closing has not occurred within 90 days, unless extended for two additional 30-day periods at the Company’s sole discretion. To date, the Company has extended the Option Agreement for the first additional 30-day period and has not exercised its option to purchase such intangibles assets, machinery and equipment.

In connection with the Services Agreement, on February 1, 2024, AFVFL, a wholly-owned subsidiary of the Company, was incorporated in the State of Florida for the purpose of purchasing raw materials from Afritex for the preparation of packaged seafood and other inventory to be sold to various customers in the United States.

On May 20, 2024, the Company amended its Certificate of Incorporation to affect a one-for-fifty reverse stock split (“Reverse Stock Split”), which became effective the same day. All share and per share amounts have been restated for all periods presented to reflect the Reverse Stock Split.

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

As of June 30, 2024, and December 31, 2023, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the six months ended June 30, 2024 and 2023.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is purchasing blue and red swimming crab meat primarily from our largest supplier in Miami and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Farms for distribution in Canada and purchasing raw materials for packaged seafood and other inventory under AFVFL. The Company sells primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of June 30, 2024, the Company recorded allowances for sales returns, allowances and discounts of $30,605 and refund liability of $107,587. There was no allowance for bad debt recorded for the six months ended June 30, 2024. As of December 31, 2023, the Company recorded sales return, allowances and discounts of $31,064 and refund liability of $189,975. There was no allowance for bad debt recorded for the year ended December 31, 2023.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the six months ended June 30, 2024, the Company recorded an inventory allowance of $546,923. For the year ended December 31, 2023, the Company recorded an inventory allowance in the amount of $176,000 which was charged to cost of goods sold.

The Company’s inventory as of June 30, 2024 and December 31, 2023 consists of:

	June 30, 2024	December 31, 2023

Inventory purchased for resale	$1,955,424	$1,708,311
Feeds and eggs processed	50,979	102,373
Raw materials for packaged seafood	248,186	-
Packaged seafood inventory	897,388	-
Inventory other	33,054	-
In-transit inventory	-	973,837
Less: Inventory allowance	(546,923)	(176,000)
Inventory, net	$2,638,108	$2,608,521

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2024. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of June 30, 2024.

June 30, 2024
Assets
Operating lease assets	$104,788

Liabilities
Current
Operating lease liabilities	$35,852
Noncurrent
Operating lease liabilities	$68,936

Supplemental cash flow information related to leases were as follows:

Six Months Ended June 30, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,226
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

June 30, 2024
Weighted-average remaining lease term
Operating leases	2.75 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of June 30, 2024 were as follows:

Operating Leases

2024 (six months remaining)	21,708
2025	43,415
2026	43,415
2027	10,854
Total lease payments	119,392
Less: amount of lease payments representing interest	(14,604)
Present value of future minimum lease payments	$104,788
Less: current obligations under leases	$(35,852)
Non-current obligations	$68,936

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the six months ended June 30, 2024 and for the year ended December 31, 2023.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis using the Black Scholes Pricing model as of June 30, 2024 and December 31, 2023. There were no financial assets and liabilities that were measured at fair value on a recurring basis under Levels 1 and 2.

	Level 3 Fair Value
	As of June 30, 2024	As of December 31, 2023
Liabilities
Derivative liability on convertible debt	$484,350	$1,047,049
Warrant liability	550	1,574
Total	$484,900	$1,048,623

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the six months ended June 30, 2024:

Derivative liability balance, January 1, 2024	$1,047,049
Issuance of derivative liability during the period
Settlement of derivative liability	(808,209)
Change in fair value of derivative liability during the period	245,510
Derivative liability balance, June 30, 2024	$484,350

Warrant liability balance, January 1, 2024	$1,574
Issuance of warrant liability during the period	-
Change in fair value of warrant liability during the period	(1,024)
Warrant liability balance, June 30, 2024	$550

The fair market value of all derivatives and warrant liability as of December 31, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$7.00
Expected dividend yield	0.00%
Expected stock price volatility	45.51% - 150.46%
Risk-free interest rate	3.81% - 4.91%
Expected term	1.42 – 5.00 years

The fair market value of all derivatives and warrant liability as of June 30, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$2.00
Expected dividend yield	0.00%
Expected stock price volatility	39.54% - 191.24%
Risk-free interest rate	4.33% - 5.09%
Expected term	0.92 – 1.08years

Recent Accounting Pronouncements

There are various updates recently issued to the accounting literature and these are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2024, the Company incurred a net loss of $2,935,062, had an accumulated deficit of $36,745,794 and a working capital surplus of $2,534,259, inclusive of $44,038 in stockholder debt. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $2,455,069 as of June 30, 2024 and $833,472 as of December 31, 2023. As of June 30, 2024, approximately $551,800, $234,200 and $821,650 of the balance was related to prepaid inventory to the Company’s suppliers, prepaid legal and accounting fees and receivables for shares issuance per the securities purchase agreement with ClearThink, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	June 30, 2024	December 31, 2023
Computer equipment	$52,625	$47,908
RAS system	150,424	140,214
Leasehold improvements	17,904	17,904
Building Improvements	179,523	136,653
Total	400,476	342,679
Less: Accumulated depreciation	(41,498)	(38,822)
Fixed assets, net	$358,978	$303,857

For the six months ended June 30, 2024 and 2023, depreciation expense totaled approximately $2,600 and $2,000, respectively.

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

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler of approximately $44,000 of principal at June 30, 2024 and interest expense of $3,775 and $26,535 during the six months ended June 30, 2024 and 2023, respectively. These notes are payable on demand and accrue interest at an annual rate of 6%. The Company made principal payments of $121,582 and $62,661 during the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024, $2,083 of the outstanding interest to date was accrued on the note by the Company.

Interest expense for the note totaled approximately $2,000 and $7,000 during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the outstanding principal balance on the note totaled $100,000.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (1,000 shares of common stock at an exercise price of $4,500 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $4,500 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $0 and $479,585 for the six months ended June 30, 2024 and 2023, respectively.

The outstanding principal under the 2022 Lind Note was payable commencing July 24, 2022, in 18 consecutive monthly installments of $333,333, at the Company’s option, in cash or shares of common stock at a price (the “Repayment Share Price”) based on 90% of the five lowest volume weighted average prices (“VWAP”) during the 20-days prior to the payment date with a floor price of $1.50 per share (the “Floor Price”) (floor price of $1,500 per share after taking into account the Company’s Reverse Stock Split), or a combination of cash and stock provided that if at any time the Repayment Share Price is deemed to be the Floor Price, then in addition to shares, the Company would pay Lind an additional amount in cash as determined pursuant to a formula contained in the 2022 Lind Note.

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

The 2022 Lind Note was convertible into common stock at $5.00 per share ($5,000 per share after taking into account the Company’s Reverse Stock Split), subject to certain adjustments, on April 22, 2022; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

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

During the year ended December 31, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $2,075,900 through the issuance of an aggregate of 27,584 shares of common stock, including a principal payment of $1,094,800 through the issuance of an aggregate of 7,471 shares of common stock during the six months ended June 30, 2023. On September 15, 2023, the Company paid $2,573,142 to Lind and the 2022 Lind Note was extinguished.

2023 Note

On May 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Lind pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “2023 Lind Note”) and a warrant (the “Lind Warrant”) to purchase 8,701 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $122.50 per share. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant are for general working capital purposes.

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

The 2023 Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Lind Note is equal to the lesser of: (i) $120.00; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the 2023 Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the 2023 Lind Note, in accordance with NASDAQ rules and guidance. Due to the variable conversion price of the 2023 Lind Note, the embedded conversion feature was accounted as a derivative liability. The fair value of the derivative liability at issuance amounting to $264,687 was recorded as debt discount and amortized over the term of the note.

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

The Warrant entitles the Investor to purchase up to 8,701 shares of common stock of the Company during the exercise period commencing on the date that is six months after the issue date (“Exercise Period Commencement”) and ending on the date that is sixty months from the Exercise Period Commencement at an exercise price of $122.50 per share, subject to customary adjustments. The Warrant includes cashless exercise and full ratchet anti-dilution provisions.

On July 27, 2023, the Company, entered into a First Amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) with Lind, which provided for the issuance of further senior convertible promissory notes up to an aggregate principal amount of up to $1,800,000 and the issuance of additional warrants in such amounts as the Company and Lind shall mutually agree.

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 3,505 shares of common stock of the Company at an exercise price of $67.00 per share for $250,000. In connection with the issuance of the note and the warrant, the Company paid a $12,500 commitment fee. The proceeds from the sale of the note and warrant are for general working capital purposes.

Due to the variable conversion price of the convertible promissory note, pursuant to the Purchase Agreement Amendment, the embedded conversion feature was accounted for as a derivative liability. The fair value of the derivative liability at issuance amounting to $118,984 was recorded as debt discount and amortized over the term of the note.

During the six months ended June 30, 2024, $944,900 of note principal was converted to 441,831 shares of common stock. As of June 30, 2024, the outstanding balance on the notes was $555,100, net of debt discount of $315,434, and totaling $239,666. For the six months ended June 30, 2024 and 2023, amortization of debt discounts totaled $703,236 and $287,149, respectively.

Agile Lending, LLC Loans

On June 14, 2023, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrower’s assets, including receivables. For the year ended December 31, 2023, the Company made principal and interest payments on the loan totaling $525,000 and $116,658, respectively, and the outstanding interest balance was refinanced in the January 2, 2024 loan.

On October 19, 2023, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on April 1, 2024. Commencing October 19, 2023, the Company is required to make weekly payments of $12,250 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated October 19, 2023, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the six months ended June 30, 2024, the Company made principal payments on the loan totaling $112,000 and interest payments of $84,000. The outstanding balance on the loan was $0 as of June 30, 2024.

On January 2, 2024, the Company, and Keeler & Co. entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Borrower’s assets, including receivables. For the six months ended June 30, 2024, the Company made principal payments on the loan totaling $122,491 and interest payments of $48,996. The outstanding balance on the loan was $0 as of June 30, 2024.

On March 1, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $79,800) is due on August 29, 2024. Commencing March 7, 2024, the Company is required to make weekly payments of $11,146 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated March 1, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the six months ended June 30, 2024, the Company made principal payments on the loan totaling $178,338 and no interest payments were made. The outstanding balance on the loan was $31,662 as of June 30, 2024.

On May 9, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on November 22, 2024. Commencing May 17, 2024, the Company is required to make weekly payments of $10,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated May 9, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the six months ended June 30, 2024, the Company made principal payments on the loan totaling $73,500 and no interest payments were made. The outstanding balance on the loan was $136,500 as of June 30, 2024.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink Capital LLC (“ClearThink”) which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the agreement. On January 25, 2024, the Company issued 7,092 shares of common stock to ClearThink as a commitment fee, with a fair value of $50,000. For the six months ended June 30, 2024, the Company made principal payments on the loan totaling $161,765 and no interest payments were made. The outstanding balance on the loan was $38,325 as of June 30, 2024.

1800 Diagonal Note

On April 16, 2024, the Company issued to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a convertible promissory note in the principal amount of $138,000 with an original issue discount of $23,000 (the “Diagonal Note”). The Diagonal Note has a one-time interest payment of $26,220 paid upon issuance and a maturity date of January 15, 2025. The proceeds from the sale of the Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the Diagonal Note, the Diagonal Note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the Diagonal Note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the Diagonal Note into shares of the Company’s common stock at a conversion price of 61% of the market price as described in the Diagonal Note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Diagonal Note. For the six months ended June 30, 2024, the Company made principal payments on the loan totaling $98,532 and no interest payments were made. The outstanding balance on the loan was $39,468, net of debt discount of $16,611, and totaling $22,857 as of June 30, 2024.

The Hart Note

On April 16, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Hart Associates, LLC, a Delaware limited liability company (the “Hart”), pursuant to which the Company issued a promissory note in the principal amount of $300,000 and will issue 10,000 shares of its common stock to Hart (the “Hart Note”). The Hart Note has a one-time interest payment of $50,000 payable on the maturity date of May 15, 2024, which was extended to August 15, 2024. The proceeds from the sale of the Hart Note are for general working capital. The Company may prepay the Hart Note at any time without penalty. The Company’s failure to comply with the material terms of the Hart Note will be considered an event of default and the principal sum of the Hart Note will increase by 20% of the outstanding balance for each subsequent 30 days it remains in default. For the six months ended June 30, 2024, no principal and interest payments were made.

The FirstFire Note

On May 17, 2024, the Company entered into a promissory note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a promissory note in the principal amount of $240,000 with an original discount of $40,000 (the “FirstFire Note”). The FirstFire Note accrues interest at a rate of 19% per annum and has a maturity date of April 17, 2025. The proceeds from the sale of the FirstFire Note are for general corporate purposes. The FirstFire Note has mandatory monthly payments due the 17th of each month. The initial payment on August 17, 2024 is $185,600. Monthly payments from September 2024 – December 2024 are $22,000. Monthly payments from January 2025 - April 2025 are $3,000. The Company may prepay the FirstFire Note at any time without penalty. The Company’s failure to comply with the material terms of the FirstFire Note will be considered an event of default and the principal sum of the FirstFire Note will become immediately due and payable at an amount equal to 150% times the sum of (i) the then outstanding principal amount of the note plus (ii) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (iii) default interest, (iv) plus (v) any other amounts owed to FirstFire. After the occurrence of an event of default, at any time, the FirstFire shall have the right, to convert all or any part of the outstanding and unpaid amount of the FirstFire Note into fully paid and non-assessable shares of our common stock. The conversion price shall be 61% multiplied by the Market Price (as defined in the FirstFire Note) (representing a discount rate of 39%). While the FirstFire Note remains outstanding, we will reserve 40,000 shares of our common stock free from preemptive rights, to provide for the issuance upon the full conversion of the FirstFire Note. While the FirstFire Note remains outstanding, we shall not, without the FirstFire’s written consent, sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business.

Interest expense totaled $1,206,316 as of June 30, 2024 and $670,453 as of June 30, 2023. As of June 30, 2024, approximately $777,600, $307,500 and $121,000 of the balance was related to amortization on debt discount, cash paid interest, and accrued interest. The remainder of the balance was related to amortization of loan costs.

Note 7. Stockholders’ Equity

In January 2023, the Company sold an aggregate of 474 shares of common stock for net proceeds of $182,982 in an “at the market” offering pursuant to a sales agreement between the Company and Roth Capital Partners, LLC (“Roth”). On January 31, 2023, 151 of shares were repurchased from Roth for $76,323. The offering was terminated on February 2, 2023.

On February 14, 2023, the Company issued 8,200 shares of common stock and 800 pre-funded warrants to purchase common stock to Aegis Capital Corp. (“Aegis”) for net proceeds of $1,692,000 in connection with an underwritten offering.

During the six months ended June 30, 2023, between May 2023 and June 2023, the Company issued an aggregate of 1,000 shares of common stock for cash proceeds of $200,000 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. In connection with such agreement, the Company also issued 1,250 shares of common stock to ClearThink as commitment fees, with a fair value of $141,250, which was recorded as stock issuance costs.

During the six months ended June 30, 2023, the Company issued an aggregate of 15,613 shares of common stock to Lind with a fair value of $2,501,820 as payment of $1,668,800 of note principal due on the convertible promissory note, and recorded a loss of $833,019.

During the six months ended June 30, 2023, the Company issued an aggregate of 222 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

On January 25, 2024, the Company issued 7,092 shares of common stock to ClearThink, with a fair value of $50,000, as a commitment fee on the term loan.

On February 12, 2024, the Company issued 100,000 shares of common stock to be held by The Crone Law Group as Escrow Agent with a fair value of $630,000 in connection with the Option Agreement with Afritex Texas.

On May 22, 2024, the Company issued 10,000 shares of common stock to Hart, with a fair value of $23,300, as a commitment fee on the promissory note.

During the six months ended June 30, 2024, the Company issued an aggregate of 1,339,656 shares of common stock in consideration of proceeds of $2,982,415 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. Cash proceeds received as of June 30, 2024 were $2,160,765 and the balance of $821,650 was received in July 2024.

During the six months ended June 30, 2024, the Company issued an aggregate of 441,831 shares of common stock to Lind as partial conversion of $944,900 principal pursuant to the May 2023 convertible promissory note.

During the six months ended June 30, 2024, the Company issued an aggregate of 11,557 shares of common stock to the designee of ClearThink with a fair value of $55,000 for consulting services provided to the Company.

Note 8. Options

The following table represents option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	6,331	$1,555.52	3.80	$-
Exercisable – December 31, 2023	4,398	$1,555.52	4.27	$-
Granted	-	$-
Forfeited	896	$-
Expired	500	$-
Vested	4,078	$-
Outstanding – June 30, 2024	4,935	$1,537.86	3.88	$-
Exercisable – June 30, 2024	4,078	$1,537.86	4.22	$-

For the six months ended June 30, 2024, the Company recognized a net credit to stock compensation expense of $5,623 due to options forfeitures.

Note 9. Warrants

The following table represents warrant activity for the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	14,619	$601.78	4.20
Exercisable – December 31, 2023	11,114	$770.50	5.52	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(2,144)	$-
Outstanding – June 30, 2024	12,475	$161.07	4.30
Exercisable – June 30, 2024	12,475	$161.07	4.30	$-

On May 30, 2023, in connection with the issuance of the $1,200,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 8,701 shares of common stock at an exercise price of $122.50 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. The fair value of the warrants of $381,538 was recorded as a discount to the 2023 Lind Note and classified as liabilities.

On July 27, 2023, in connection with the issuance of the $300,000 promissory note to Lind pursuant to the Purchase Agreement Amendment, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 3,505 shares of common stock at an exercise price of $67.00 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. The fair value of the warrants of $72,208 was recorded as a discount to the 2023 Purchase Agreement Amendment and classified as a liability.

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of June 30, 2024.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of June 30, 2024.

There was no warrant activity for the six months ended June 30, 2024.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $17,400 on the lease for the six months ended June 30, 2023. For the six months ended June 30, 2024, the Company paid $34,800 under this lease.

Coastal Pride leases approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. For the six months ended June 30, 2024, Coastal Pride paid $6,000 on the lease.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month. For the six months ended June 30, 2024, Coastal Pride paid $9,000 on the lease.

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

Rental and equipment lease expenses were approximately $76,957 and $92,705 for the six months ended June 30, 2024 and 2023, respectively.

Note 11. Subsequent Events

Shares issuances

In July 2024, the Company issued 129,700 shares of common stock to Lind as partial conversion of $200,000 principal pursuant to the May 2023 convertible promissory note.

During July 2024, the Company issued an aggregate of 9,900 shares of common stock to the designee of ClearThink for $11,000 consulting services provided to the Company.

Note issuances

On July 25, 2024, the Company entered into a second subordinated business loan and security agreement with Agile and Agile Capital as collateral agent whereby the Company issued a promissory note for a term loan in the amount of $210,000 which principal and interest (of $84,000) is due on January 31, 2025. Commencing August 2, 2024, the Company is required to make weekly payments of $10,889 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan.

In August 2024 the Company entered into securities purchase agreements (each a “Securities Purchase Agreement”) with each of Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) and Jefferson Street Capital, LLC a New Jersey limited liability company (“Jefferson”) whereby it will issue promissory notes in the aggregate principal amount of $550,000 (the “August Private Placement Offering”). The Company agreed to issue to Quick Capital and Jefferson up to 39,300 shares of our common stock as a “Commitment Fee”.

As part of the August Private Placement Offering, the Company issued two promissory notes each in the principal amount of $275,000 with an original issue discount of $25,000 (the “Private Placement Notes”). The Private Placement Notes have a one-time interest payment of $27,500. Thereafter, any principal amount of interest which is not paid upon maturity will accrue at a rate of the lesser of (i) sixteen percent (16%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The Private Placement Notes have a maturity date of 10 months after issuance and the proceeds from the notes are for general corporate purposes. The Company agreed to issue to each of Quick Capital and Jefferson 19,650 shares of common stock as additional consideration for entering into Private Placement Notes.

The investors have the right, at any time on or following the earlier of (i) the date that any of the shares are registered for resale under a registration statement of the Company or (ii) the date that is six (6) months after the issue date, to convert all or any portion of the then outstanding and unpaid principal and interest into fully paid and non-assessable shares of our common stock. The conversion price shall be $1.50, subject to adjustments. We have agreed to reserve a sufficient number of common stock (initially, 2,000,000 shares) for issuance upon conversion of the Private Placement Notes in accordance with their terms.

British Columbia Lawsuit

On July 16, 2024, the Company, through TOBC, filed a lawsuit in the Supreme Court of British Columbia (the “Court”) against their landlords Steven Atkinson, Kathryn Atkinson and Janet Atkinson (the “Landlords”) requesting a declaration that their commercial lease located at 2904 and 2934 Jameson Road, Nanaimo, B.C. V9R 6W8 dated April 1, 2022 by and between TOBC and their Landlords is a valid lease and remains in full force and effect. The Company cannot provide any assurance as to the timing of resolution or outcome of this matter.

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

Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is purchasing blue and red swimming crab meat primarily from our largest supplier in Miami and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, purchasing raw materials for packaged seafood inventory under AFVFL, and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import is processed in six out of the ten plants available throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

Recent Events

Reverse Split

On May 7, 2024, the Company’s board of directors approved, and on April 30, 2024, at a special meeting of the stockholders, holders of approximately 62.9% of the Company’s voting power, approved the granting of authority to the Board to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of the Company’s common stock, by a ratio of not less than 1-for-2 and not more than 1-for-50, with the exact ratio to be determined by the Board in its sole discretion.

The Board determined to effectuate a 1:50 reverse stock split (the “Reverse Stock Split”) and on May 20, 2024 the Company amended its Certificate of Incorporation to effect the Reverse Stock Split. All shares and per share amounts in the financial statements have been retrospectively adjusted for all periods presented to reflect the Reverse Stock Split.

Board Resignation

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

On June 11, 2024, the Company received a letter from the Panel indicating that the Company demonstrated compliance with the bid price requirement in Listing Rule 5550(a)(2) and the minimum stockholders’ equity requirement in Listing Rule 5550(b)(1).

Additionally, the Company will be subject to a Discretionary Panel Monitor for a period of one year, until June 11, 2025. If the Company fails to maintain compliance with any continued listing requirement during the one-year monitoring period, the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

Agile Loans

On May 9, 2024 the Company entered into a subordinated business loan and security agreement with Agile Lending, LLC and Agile Capital Funding, LLC as collateral agent (collectively “Agile”), which provides for a term loan to the Company in the form of a promissory note in the aggregate principal amount of $210,000 (the “May Agile Loan”). The May Agile Loan will accrue principal and interest of $84,000 and has a maturity date of November 22, 2024. Commencing May 17, 2024, the Company is required to make weekly payments of $10,500 until the maturity date.

The Company shall have the right to make a full prepayment or partial prepayment of the May Agile Loan. Upon prepayment of any principal amount, the Company is obligated to pay a make-whole premium payment on account of such principal so paid, which shall be equal to the aggregate and actual amount of interest (at the contract rate of interest) that wouldbe paid through the maturity date.

In the event of a default (as described in the May Agile Loan), the Agile Loan shall accrue interest at a fixed per annum rate equal to the rate that is otherwise applicable thereto plus an additional 5%. The Company also agreed to pay Agile an administration fee of $10,000 upon execution.

While the May Agile Loan remains outstanding, the Company will grant Agile a continuing security interest in its Collateral (defined as all properties, rights and assets of the Company), wherever located, whether now owned or hereafter acquired or arising, and all proceeds and products thereof.

The Company shall use some of the proceeds of the May Agile Loan to pay off its existing loan balance of $116,658 for the loan funded by Agile on June 26, 2023. The rest of the proceeds will be used for general corporate purposes.

On July 25, 2024 the Company entered into a second subordinated business loan and security agreement with Agile which provides for a term loan to the Company in the form of a promissory note in the aggregate principal amount of $210,000 (the “July Agile Loan”). The July Agile Loan will accrue principal and interest of $84,000 and has a maturity date of January 31, 2025. Commencing August 2, 2024, the Company is required to make weekly payments of $10,889 until the maturity date. The proceeds of the July Agile Loan will be used for general corporate purposes.

All the other terms and provision of the July Agile Loan are exactly the same as the May Agile Loan.

FirstFire Note

On May 17, 2024, the Company entered into a promissory note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), pursuant to which the Company issued a promissory note in the principal amount of $240,000 with an original discount of $40,000 (the “FirstFire Note”). The FirstFire Note accrues interest at a rate of 19% per annum and has a maturity date of April 17, 2025. The proceeds from the FirstFire Note are for general corporate purposes.

The FirstFire Note has mandatory monthly payments due the 17th of each month. The initial payment on August 17, 2024 is $185,600. Monthly payments from September 2024 – December 2024 are $22,000. Monthly payments from January 2025 - April 2025 are $3,000. The Company may prepay the FirstFire Note at any time without penalty. The Company’s failure to comply with the material terms of the FirstFire Note will be considered an event of default and the principal sum of the FirstFire Note will become immediately due and payable at an amount equal to 150% times the sum of (i) the then outstanding principal amount of the note plus (ii) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (iii) default interest, plus (iv) any other amounts owed to FirstFire.

After the occurrence of an event of default, at any time, FirstFire shall have the right to convert all or any part of the outstanding and unpaid amount of the FirstFire Note into fully paid and non-assessable shares of our common stock. The conversion price shall be 61% multiplied by the Market Price (as defined in the FirstFire Note). While the FirstFire Note remains outstanding, we will reserve 40,000 shares of our common stock free from preemptive rights, to provide for the issuance upon the full conversion of the FirstFire Note. The shares will be subject to Rule 144.

While the FirstFire Note remains outstanding, we shall not, without FirstFire’s written consent, sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business.

Lind Waiver and Acknowledge Agreement

On August 3, 2024 the Company and Lind Global Fund II LP (“Lind”) entered into a waiver and acknowledgement agreement (the “Waiver Agreement”).

The Company and Lind previously entered into that certain Securities Purchase Agreement, dated as of May 20, 2023, as amended on July 27, 2023 pursuant to which the Company issued Lind a senior convertible promissory note in the principal amount of $300,000.

The Company intends to engage in an at-the-market offering in connection with which HC Wainwright & Co, LLC or an affiliate thereof will act as placement agent (the “HCWATM”)

Pursuant to the Waiver Agreement, it is agreed, solely as it relates to the HCW ATM to the wavier of Sections 3.4(a)(v) (Adjustments for Issuance of Additional Shares of Common Stock) and 4.1(f) (Prohibited Transactions) of the note and Section 5.9 (Prohibited Transactions) of the Securities Purchase Agreement. The waiver is subject to the following conditions: (i) the Company may not make any sales of securities under the HCW ATM until 3 Trading Days have elapsed from the date that the terms of this Agreement are publicly announced, (ii) for the period beginning on the date hereof and ending on that the day that is 60 days thereafter, the aggregate amount of gross proceeds receivable under the HCW ATM for the sale of securities by the Company may not exceed $1,000,000, and (iii) for the period beginning on the date that is 61 days following the date hereof and ending on that the day that is 150 days thereafter, the aggregate amount of total gross proceeds receivable under the HCW ATM for the sale of securities by the Company may not exceed an additional $1,000,000. Additionally, on the date that is the earlier of (i) the date that gross the proceeds for the sale of securities by the Company under the HCW ATM equals or is in excess of $500,000.00, or (ii) the date that is 120 days from the date hereof, the Company shall pay to Lind $100,000.00 and an additional $3,000.00 for the Lind’s legal expenses relating to the preparation of this Agreement.

If the Company sells securities prior to the date permitted, in excess of the amounts agreed to, or if the Company fails to make the payments as required the Waiver Agreement will be deemed to have not been given. We are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Common Stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equalled or exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

August 2024 Private Placement Offering

In August, 2024, the Company entered into securities purchase agreements (each a “Securities Purchase Agreement”) with each of Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) and Jefferson Street Capital, LLC a New Jersey limited liability company (“Jefferson”) whereby it will issue promissory notes in the aggregate principal amount of $550,000 (the “August Private Placement Offering”).

The Company agreed to issue to each of Quick Capital and Jefferson up to 39,300 shares of our common stock as a “Commitment Fee”

As part of the August Private Placement Offering, the Company issued two promissory notes each in the principal amount of $275,000 with an original issue discount of $25,000 (the “Private Placement Notes”). The Private Placement Notes have a one-time interest payment of $27,500. Thereafter, any principal amount of interest which is not paid upon maturity will accrue at a rate of the lesser of (i) sixteen percent (16%) per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The Private Placement Notes have a maturity date of 10 months after issuance and the proceeds from the notes are for general corporate purposes. The Company agreed to issue to each of Quick Capital and Jefferson 19,650 shares of common stock as additional consideration for entering into Private Placement Notes.

The investors have the right, at any time on or following the earlier of (i) the date that any of the shares are registered for resale under a registration statement of the Company or (ii) the date that is six (6) months after the issue date, to convert all or any portion of the then outstanding and unpaid principal and interest into fully paid and non-assessable shares of our common stock. The conversion price shall be $1.50, subject to adjustments. We have agreed to reserve a sufficient number of common stock (initially, 2,000,000 shares) for issuance upon conversion of the Private Placement Notes in accordance with their terms.

The Company may prepay the Private Placement Notes at any time with fifteen (15) trading days prior written notice (the “Prepayment Notice Period”). During the Prepayment Notice Period, the investor shall have the right to convert all or any portion of the Private Placement Notes pursuant to the terms of the note, including the amount of the Private Placement Notes to be prepaid. If the Company exercises its right to prepay the notes in accordance with their terms, the Company shall make payment to the investor of an amount in cash equal to the sum of: (i) 100% multiplied by the principal amount then outstanding plus (ii) accrued and unpaid interest on the principal amount to the prepayment notice date, and (iii) $750 to reimburse the investor for administrative fees.

If the Company delivers a prepayment notice and fails to pay the applicable prepayment amount, the Company shall forever forfeit its right to prepay any part of the Private Placement Notes.

The Private Placement Notes have mandatory monthly payments of $43,200. The initial payments are due on November 9, 2024 and November 12, 2024, respectively.

The Company’s failure to comply with the material terms of the Private Placement Notes will be considered an event of default and the principal sum of the Private Placement Notes will become immediately due and payable at an amount equal to the principal amount then outstanding plus accrued interest (including any default interest) through the date of full repayment multiplied by 135%, as well as all costs, all without demand, presentment or notice, unless expressly waived by the investor.

The investor may assign its rights to any “accredited investor” (as defined in Rule 501(a) of the 1933 Act) in a private transaction from Quick Capital or to any of its affiliates without the consent of the Company.

While the Private Placement Notes remain outstanding, we shall not, without the investor’s written consent (i) (a) pay, declare or set apart for such payment, any dividend or other distribution on shares of capital stock other than dividends on shares of common stock solely in the form of additional shares of common stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders’ rights plan which is approved by a majority of the Company’s disinterested directors, (ii) redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares, or repay any indebtedness of Quick Capital, (iii) advance any loans made in the ordinary course of business in excess of $100,000, (iv) sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business, and (v) enter into any transaction or arrangement structured in accordance with, based upon, or related or pursuant to, in whole or in part, either Section 3(a)(9) or Section 3(a)(10) of the Securities Act.

In conjunction with the August Private Placement Offering, the Company entered into a registration rights agreement (each a “Registration Rights Agreement”) with each of Quick Capital and Jefferson. The Company agreed to file a registration statement with the Securities and Exchange Commission to register the re-sale of the maximum number of shares of common stock covered in the August Private Placement Offering within sixty (60) calendar days from the date of execution.

The foregoing descriptions of the Securities Purchase Agreement, Private Placement Notes and Registration Rights Agreement do not purport to be complete and are qualitied in their entirety by reference to the full text of the Securities Purchase Agreement, Private Placement Notes and Registration Rights Agreement, forms of which are attached as exhibits 10.86, 10.87 and 10.88 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended June 30, 2024 and 2023

Net Revenue. Revenue for the three months ended June 30, 2024 increased 7.3% to $1,776,558 as compared to $1,655,562 for the three months ended June 30, 2023 as a result of an increase in poundage sold during the three months ended June 30, 2024.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2024 decreased to $1,482,041 as compared to $1,574,547 for the three months ended June 30, 2023. This decrease is attributable to cost savings in the poundage sold.

Gross Profit. Gross profit for the three months ended June 30, 2024 increased to $294,517 as compared to gross profit of $81,015 in the three months ended June 30, 2023. This increase is attributable to the increase in sales and decrease of cost.

Commissions Expense. Commissions expense decreased to $0 for the three months ended June 30, 2024 from $773 for the three months ended June 30, 2023. This decrease was due to no commissionable revenues for the three months ended June 30, 2024.

Salaries and Wages Expense. Salaries and wages expense decreased to $295,449 for the three months ended June 30, 2024 as compared to $466,127 for the three months ended June 30, 2023. This decrease is mainly attributable to a strategic reduction in salaries completed in the year end December 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $1,377 for the three months ended June 30, 2024 as compared to $27,668 for the three months ended June 30, 2023. This decrease is attributable to lower depreciation due to no depreciable purchases of fixed assets during the three months ended June 30, 2024.

Other Operating Expense. Other operating expense increased to $689,414 for the three months ended June 30, 2024 from $662,699 for the three months ended June 30, 2023. This increase is mainly attributable to legal and professional related to our business operations.

Other Income. Other income increased for the three months ended June 30, 2024 to $48,127 from $25,292 for the three months ended June 30, 2023. This increase is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company,

Interest Income. Interest income decreased to $0 for the three months ended June 30, 2024 from $24 for the three months ended June 30, 2023. The decrease is attributable to no interest earned for the three months ended June 30, 2024.

Loss on Settlement of Debt. Loss on settlement of debt decreased to $0 for the three months ended June 30, 2024 from $184,589 for the three months ended June 30, 2023. The decrease is caused by the Lind notes settlement in prior year.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value of derivative and warrant liabilities decreased to a loss of $327,122 for the three months ended June 30, 2024 from a gain of $99,577 for the three months ended June 30, 2023. The decrease is attributable to the fair value measurement for the derivative liability and warrant liability for the three months ended June 30, 2024.

Interest Expense. Interest expense increased to $871,249 for the three months ended June 30, 2024 from $315,787 for the three months ended June 30, 2023. The increase is attributable to the amortization of the Lind convertible debt discount and due to the payments made to the Lind note which entered on May 30, 2023.

Net Loss. Net loss was $1,841,967 for the three months ended June 30, 2024 as compared to $1,451,735 for the three months ended June 30, 2023. The increase in net loss is primarily attributable to the increase in the amortization of Lind convertible debt discount.

Six months ended June 30, 2024 and 2023

Net Revenue. Revenue for the six months ended June 30, 2024 increased 13.6% to $4,036,887 as compared to $3,554,001 for the six months ended June 30, 2023 as a result of increase in poundage sold during the six months ended June 30, 2024.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2024 increased to $3,571,608 as compared to $3,188,624 for the six months ended June 30, 2023. This increase is attributable to the increase in poundage sold in the cost of goods and increase of inventory reserve.

Gross Profit. Gross profit for the six months ended June 30, 2024 increased to $465,279 as compared to gross profit of $365,377 in the six months ended June 30, 2023. This increase is attributable to increase in sales.

Commissions Expense. Commissions expense increased to $4,221 for the six months ended June 30, 2024 from $1,746 for the six months ended June 30, 2023. This increase was due to higher commissionable revenues for the six months ended June 30, 2024.

Salaries and Wages Expense. Salaries and wages expense decreased to $597,239 for the six months ended June 30, 2024 as compared to $996,965 for the six months ended June 30, 2023. This decrease is mainly attributable to a strategic reduction in salaries completed in the year end December 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $2,676 for the six months ended June 30, 2024 as compared to $30,337 for the six months ended June 30, 2023. This decrease is attributable to lower depreciation due to no depreciable purchases of fixed assets during the six months ended June 30, 2024.

Other Operating Expense. Other operating expense increased to $1,395,065 for the six months ended June 30, 2024 from $1,362,789 for the six months ended June 30, 2023. This increase is mainly attributable to legal and professional related to our business operations.

Other Income. Other income increased for the six months ended June 30, 2024 to $49,662 from $27,194 for the six months ended June 30, 2023. This increase is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company.

Interest Income. Interest income decreased to $0 for the six months ended June 30, 2024 from $24 for the six months ended June 30, 2023. The decrease is attributable to no interest earned for the six months ended June 30, 2024.

Loss on Settlement of Debt. Loss on settlement of debt decreased to $0 for the six months ended June 30, 2024 from $833,019 for the six months ended June 30, 2023. The decrease is caused by the Lind notes settlement in prior year.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value and derivative and warrant liabilities decreased to a loss of $244,486 for the six months ended June 30, 2024 from a gain of $99,577 for the six months ended June 30, 2023. The decrease is attributable to the fair value measurement for the derivative liability and warrant liability for the six months ended June 30, 2024.

Interest Expense. Interest expense increased to $1,206,316 for the six months ended June 30, 2024 from $670,453 for the six months ended June 30, 2023. The increase is attributable to the amortization of the Lind convertible debt discount and due to the payments made to the Lind note which entered on May 30, 2023.

Net Loss. Net loss was $2,935,062 for the six months ended June 30, 2024 as compared to $3,403,137 for the six months ended June 30, 2023. The decrease in net loss is primarily attributable to the decrease loss of settlement of debt.

Liquidity and Capital Resources

The Company had cash of $73,110 as of June 30, 2024. At June 30, 2024, the Company had a working capital surplus of $2,534,259, including $44,038 in stockholder loans, and the Company’s primary sources of liquidity consisted of inventory of $2,638,108 and accounts receivable of $600,478.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the six months ended June 30, 2024 was $2,639,077 as compared to cash used in operating activities of $1,573,217 for the six months ended June 30, 2023. The increase is primarily attributable to decrease in payables and customer refunds of $1,250,508, offset by the increase in inventory of $2,058,607 and other current assets of $259,877 for the six months ended June 30, 2024 compared with the six months ended June 30, 2023.

Cash (Used in) Investing Activities. Cash used in investing activities for the six months ended June 30, 2024 was $57,797 as compared to cash used in investing activities of $15,351 for the six months ended June 30, 2023. The increase was mainly attributable to an increase in the purchase of fixed assets for the six months ended June 30, 2024 compared to the purchases of fixed assets for the six months ended June 30, 2023.

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2024 was $2,650,048 as compared to cash provided by financing activities of $1,538,386 for the six months ended June 30, 2023. The increase is mainly attributable due to the no repayments of working capital line of credit during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On January 23, 2024, February 1, 2024, March 8, 2024, April 8, 2024, May 10, 2024, and July 1,2024, the Company issued 1,528, 1,654, 2,056, 2,391, 3,928, and 9,900 shares of common stock, respectively, to the designee of ClearThink Capital for consulting services provided to the Company.

On June 6, 2024, June 13, 2024, June 27, 2024, June 28, 2024, July 17, 2024, and July 23, 2024, the company issued 55,954, 55,954, 113,751, 56,970, 64,850, and 64,850 shares of common stock to Lind in satisfaction of a convertible promissory note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.86	Form of Securities Purchase Agreement for the August 2024 Private Placement Offering
10.87	Form of Promissory Note for the August 2024 Private Placement Offering
10.88	Form of Registration Rights Agreement for the August 2024 Private Placement Offering
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: August 14, 2024	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Claudia Campos
	Name:	Claudia Campos
	Title:	Corporate Controller (Principal Financial and Accounting Officer)

