Form 10-Q
period 2024-09-30
Blue Star Foods Corp.
filed 2024-11-14
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 14, 2024, there were 7,934,270 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

All references in this Quarterly Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”), and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC  “), and Afritex Ventures, Inc., a Florida corporation (“AFVFL”).

All references to shares of common stock of the Company in this Quarterly Report have been adjusted to reflect the Company’s 1:50 reverse stock split effective as of May 20, 2024 (the “Reverse Stock Split”).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in subsequent filings we have made with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	SEPTEMBER 30, 2024	DECEMBER 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$72,697	$24,163
Accounts receivable, net of allowances and credit losses of $66,160 and $31,064	1,316,093	534,195
Inventory, net	2,366,056	2,608,521
Advances to related party	-	95,525
Other current assets	1,697,407	833,472
Total Current Assets	5,452,253	4,095,876
RELATED PARTY LONG-TERM RECEIVABLE	435,545	435,545
FIXED ASSETS, net	393,798	303,857
RIGHT OF USE ASSET	97,286	125,014
ADVANCES TO RELATED PARTY	1,299,984	1,299,984
OTHER ASSETS	158,426	102,222
TOTAL ASSETS	$7,837,292	$6,362,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$836,849	$661,377
Customer refunds	42,317	189,975
Deferred income	-	47,819
Current maturities of lease liabilities	36,915	35,428
Current maturities of related party long-term notes	100,000	100,000
Loans payable	885,812	156,938
Related party notes payable - subordinated	-	165,620
Derivative liability	231,629	1,047,049
Warrants liability	-	1,574
Other current liabilities	790,881	790,881
Total Current Liabilities	2,924,403	3,196,661
LONG-TERM LIABILITIES
Lease liability, net of current portion	60,371	89,586
Debt, net of current portion and discounts	127,199	481,329
TOTAL LIABILITIES	3,111,973	3,767,576
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024, and 0 shares issued and outstanding as of December 31, 2023	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 3,446,744 shares issued and outstanding as of September 30, 2024, and 461,722 shares issued and outstanding as of December 31, 2023	351	46
Additional paid-in capital	42,973,403	36,661,926
Accumulated other comprehensive loss	(101,171)	(179,995)
Accumulated deficit	(38,070,941)	(33,810,732)
Treasury stock, 151 shares as of September 30, 2024 and 151 shares as of December 31, 2023	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	4,725,319	2,594,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,837,292	$6,362,498

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
REVENUE, NET	$884,283	$1,561,679	$4,921,170	$5,115,680

COST OF REVENUE	887,850	1,586,478	4,459,458	4,775,102

GROSS PROFIT (LOSS)	(3,567)	(24,799)	461,712	340,578

COMMISSIONS	11,429	423	15,650	2,169
SALARIES AND WAGES	271,542	301,393	868,781	1,298,358
DEPRECIATION AND AMORTIZATION	1,535	2,754	4,211	33,091
OTHER OPERATING EXPENSES	631,722	410,913	2,026,787	1,773,702

LOSS FROM OPERATIONS	(919,795)	(740,282)	(2,453,717)	(2,766,742)

OTHER INCOME	18	(1,902)	49,680	25,292
INTEREST INCOME	-	16	-	40
LOSS ON SETTLEMENT OF DEBT	-	(144,169)	-	(977,188)
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	33,806	1,240,214	(210,680)	1,339,791
INTEREST EXPENSE	(439,176)	(799,690)	(1,645,492)	(1,470,143)

NET LOSS	(1,325,147)	(445,813)	(4,260,209)	(3,848,950)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,325,147)	$(445,813)	$(4,260,209)	$(3,848,950)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(17,998)	25,573	78,824	74,403

COMPREHENSIVE LOSS	$(1,343,145)	$(420,240)	$(4,181,385)	$(3,774,547)

Loss per common share:
Net loss per common share - basis and diluted	$(0.48)	$(0.13)	$(2.84)	$(1.54)
Weighted average common shares outstanding - basic and diluted	2,749,904	3,437,050	1,498,890	2,503,628

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2023	-	$-	461,722	$46	$36,661,926	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922
Stock based compensation	-	-	-	-	8,800	-	-	-	8,800
Common stock issued for service	-	-	5,238	1	32,999	-	-	-	33,000
Common stock issued for note payment	-	-	15,000	2	68,318	-	-	-	68,320
Common stock issued for cash			226,656	23	836,337	-	-	-	836,360
Common stock issued for loan commitment fees	-	-	7,092	1	49,999	-	-	-	50,000
Net Loss	-	-	-	-	-	(1,093,095)	-	-	(1,093,095)
Cumulative translation adjustment	-	-	-	-	-	-	78,033	-	78,033
March 31, 2024	-	$-	715,708	$73	$37,658,379	$(34,903,827)	$(101,962)	$(76,323)	$2,576,340
Stock based compensation	-	-	-	-	(14,423)	-	-	-	(14,423)
Common stock issued for service	-	-	6,319	2	21,998	-	-	-	22,000
Common stock issued for note payment	-	-	426,831	44	1,684,707	-	-	-	1,684,751
Common stock issued for cash	-	-	1,113,000	113	2,145,942	-	-	-	2,146,055
Common stock issued for loan commitment fees	-	-	10,000	1	23,299	-	-	-	23,300
Net Loss	-	-	-	-	-	(1,841,967)	-	-	(1,841,967)
Cumulative translation adjustment	-	-	-	-	-	-	18,789	-	18,789
June 30, 2024	-	$-	2,271,858	$233	$41,519,902	$(36,745,794)	$(83,173)	$(76,323)	$4,614,845
Stock based compensation	-	-	-	-	4,306	-	-	-	4,306
Common stock issued for service	-	-	26,063	3	43,996	-	-	-	43,999
Common stock issued for note payment	-	-	129,700	13	419,490	-	-	-	419,503
Common stock issued for cash and exercise for warrants	-	-	979,823	98	940,125	-	-	-	940,223
Common stock issued for loan commitment fees	-	-	39,300	4	45,584	-	-	-	45,588
Net Loss	-	-	-	-	-	(1,325,147)	-	-	(1,325,147)
Cumulative translation adjustment	-	-	-	-	-	-	(17,998)	-	(17,998)
September 30, 2024	-	$-	3,446,744	$351	$42,973,403	$(38,070,941)	$(101,171)	$(76,323)	$4,725,319

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
December 31, 2022	-	$-	26,766	$2	$28,329,248	$(29,339,120)	$(235,853)	$-	$(1,245,723)
Stock based compensation	-	-	-	-	20,190	-	-	-	20,190
Common stock issued for service	-	-	66	0	23,000	-	-	-	23,000
Common stock issued for note payment	-	-	7,471	1	1,743,229	-	-	-	1,743,230
Common stock issued for cash	-	-	9,474	1	1,880,691	-	-	-	1,880,692
Repurchase of common stock	-	-	-	-	-	-	-	(76,323)	(76,323)
Net Loss	-	-	-	-	-	(1,951,402)	-	-	(1,951,402)
Cumulative translation adjustment	-	-	-	-	-	-	85,574	-	85,574
March 31, 2023	-	$-	43,777	$4	$31,996,358	$(31,290,522)	(150,279)	$(76,323)	$479,238
Stock based compensation	-	-	-	-	16,940	-		-	16,940
Common stock issued for service	-	-	1,406	0	18,000	-		-	18,000
Common stock issued for note payment	-	-	8,142	0	758,588	-		-	758,588
Common stock issued for cash	-	-	1,000	0	200,000	-		-	200,000
Net Loss	-	-	-	-	-	(1,451,735)	-	-	(1,451,735)
Cumulative translation adjustment	-	-	-	-	-	-	(36,744)	-	(36,744)
June 30, 2023	-	$-	54,325	$4	$32,989,886	$(32,742,257)	$(187,023)	$(76,323)	$(15,713)
Stock based compensation	-	-	-	-	17,588	-	-	-	17,588
Common stock issued for service	-	-	4,463	1	67,999	-	-	-	68,000
Common stock issued for note payment	-	-	11,971	1	551,268	-	-	-	551,269
Common stock issued for cash and exercise for warrants	-	-	48,640	5	281,384	-	-	-	281,389
Net Loss	-	-	-	-	-	(445,813)	-	-	(445,813)
Cumulative translation adjustment	-	-	-	-	-	-	25,573		25,573
September 30, 2023	-	$-	119,399	$11	$33,908,125	$(33,188,070)	$(161,450)	$(76,323)	$482,293

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(4,260,209)	$(3,848,950)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	(1,317)	54,718
Common stock issued for service	99,000	109,000
Depreciation of fixed assets	4,211	3,223
Amortization of intangible assets	-	29,868
Amortization of debt discounts	1,042,707	732,395
Allowance for inventory obsolescence	714,900	-
Loss on settlement of debt	-	977,188
Lease expense	27,728	37,626
Credit loss expense	35,096	3,240
Change of fair value of derivative and warrant liabilities	210,680	(1,339,791)
Changes in operating assets and liabilities:
Accounts receivables	(816,994)	657,222
Inventories	(472,435)	2,817,489
Advances to related parties	95,525	-
Other current assets	(863,936)	(1,428,578)
Right of use liability	(27,728)	(37,665)
Other assets	(52,853)	(25,000)
Accounts payable and accruals	127,653	(1,854,111)
Customer refunds	(147,658)	-
Net Cash (Used in) Operating Activities	(4,285,630)	(3,112,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(94,152)	(132,551)
Net Cash (Used in) Investing Activities	(94,152)	(132,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	3,922,638	1,854,086
Proceeds from sale of prefunded warrants	-	4,578,293
Proceeds from common stock warrants exercised	-	17,004
Proceeds from working capital line of credit	-	2,405,034
Proceeds from short-term loans	2,223,491	500,000
Proceeds from convertible debt	-	1,140,000
Repayments of working capital line of credit	-	(4,182,971)
Repayments of short-term loans	(1,630,491)	(436,154)
Principal payments of convertible debt	-	(2,007,435)
Repayments of related party notes payable	(165,620)	(124,161)
Purchase of treasury stock	-	(76,323)
Net Cash Provided by Financing Activities	4,350,018	3,667,373

Effect of Exchange Rate Changes on Cash	78,298	56,875

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,534	479,571

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	24,163	9,262

CASH AND CASH EQUIVALENTS – END OF PERIOD	$72,697	$488,833

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$505,538	$743,301

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	2,172,574	3,053,088
Common stock issued for loan commitment fees	118,888	-
Derivative liability recognized on issuance of convertible note	-	383,672
Warrant liability recognized on issuance of convertible note	-	453,746

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

On February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. The Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In consideration for its services, during the term of the Services Agreement, the Company will earn all of the revenue and profits by the purchase and sale of Afritex’s inventory. Under the Services Agreement, Afritex may not sell or otherwise use as consideration any of its intellectual property without the Company’s consent. The Company must maintain certain commercial liability insurance during the term of the Services Agreement. The Services Agreement also provides that the Company may not solicit Afritex employees for 24 months nor circumvent existing business relationships of Afritex for three years, after the term of the Services Agreement. The term of the Services Agreement will automatically extend for three thirty-day periods, if Afritex’s outstanding debt is no greater than $325,000. The Company automatically extended the Services Agreement to August 31, 2024 after which it expired.

In connection with the Services Agreement, on February 12, 2024, the Company entered into an Intangibles Assets and Machinery Option To Purchase Agreement with Afritex (the “Option Agreement”). Pursuant to the Option Agreement, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement for a purchase price of $554,714 for machinery and equipment and 100,000 shares of the Company’s common stock were issued on February 12, 2024 to be held in escrow, for intangible assets. In addition, for one year from the date of the Option Agreement, Afritex has an option to purchase up to $1,000,000 shares of the Company’s common stock at a 10% discount to the lowest volume-weighted average price in the immediately prior five days. The sale of any shares acquired by Afritex under the Option Agreement are subject to a “leak-out” provision as set forth in the Option Agreement. The closing of the Option Agreement is subject to, among other things, the successful restructuring of Afritex’s accounts payable debts so that no individual debt of $85,000 or aggregate debt of more than $325,000 is outstanding. The Option Agreement may be terminated if, among others, the closing has not occurred within 90 days, unless extended for two additional 30-day periods at the Company’s sole discretion. The Company has extended the Option Agreement for the first additional 30-day period and has not exercised its option to purchase such intangibles assets, machinery and equipment. The Option Agreement expired with the Company not exercising its option.

In connection with the Services Agreement, on February 1, 2024, AFVFL, a wholly-owned subsidiary of the Company, was incorporated in the State of Florida for the purpose of purchasing raw materials from Afritex, up to the date of the Service Agreement expiration, for the preparation of packaged seafood and other inventory to be sold to various customers in the United States. As of August 31, 2024, the Service Agreement expired.

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

As of September 30, 2024, and December 31, 2023, the balance due from the related party for future shipments was approximately $1,300,000. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the nine months ended September 30, 2024 and 2023.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of September 30, 2024, the Company recorded allowances for sales returns, allowances and discounts of $66,160 and refund liability of $42,317. There was no allowance for bad debt recorded for the nine months ended September 30, 2024. As of December 31, 2023, the Company recorded sales return, allowances and discounts of $31,064 and refund liability of $189,975. There was no allowance for bad debt recorded for the year ended December 31, 2023.

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

Merchandise is purchased cost and freight shipping point and becomes the Company’s asset and liability upon leaving the suppliers’ warehouse. The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the nine months ended September 30, 2024, the Company recorded an inventory allowance of $714,900. For the year ended December 31, 2023, the Company recorded an inventory allowance in the amount of $176,000 which was charged to cost of goods sold.

The Company’s inventory as of September 30, 2024 and December 31, 2023 consists of:

	September 30, 2024	December 31, 2023

Inventory purchased for resale	$2,154,578	$1,708,311
Feeds and eggs processed	71,494	102,373
Raw materials for packaged seafood	313,563	-
Packaged seafood inventory	654,224	-
Inventory other	63,097	-
In-transit inventory	-	973,837
Less: Inventory allowance	(890,900)	(176,000)
Inventory, net	$2,366,056	$2,608,521

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of September 30, 2024. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2024.

September 30, 2024
Assets
Operating lease assets	$97,286

Liabilities
Current
Operating lease liabilities	$36,915
Noncurrent
Operating lease liabilities	$60,371

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,728
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2024
Weighted-average remaining lease term
Operating leases	2.50 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of September 30, 2024 were as follows:

Operating Leases

2024 (three months remaining)	10,984
2025	43,934
2026	43,934
2027	10,983
Total lease payments	109,835
Less: amount of lease payments representing interest	(12,549)
Present value of future minimum lease payments	$97,286
Less: current obligations under leases	$(36,915)
Non-current obligations	$60,371

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the nine months ended September 30, 2024 and for the year ended December 31, 2023.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis using the Black Scholes Pricing model as of September 30, 2024 and December 31, 2023. There were no financial assets and liabilities that were measured at fair value on a recurring basis under Levels 1 and 2.

	Level 3 Fair Value
	As of September 30, 2024	As of December 31, 2023
Liabilities
Derivative liability on convertible debt	$231,629	$1,047,049
Warrant liability	-	1,574
Total	$231,629	$1,048,623

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the nine months ended September 30, 2024:

Derivative liability balance, January 1, 2024	$1,047,049
Issuance of derivative liability during the period	-
Settlement of derivative liability	(1,027,674)
Change in fair value of derivative liability during the period	212,254
Derivative liability balance, September 30, 2024	$231,629

Warrant liability balance, January 1, 2024	$1,574
Issuance of warrant liability during the period	-
Change in fair value of warrant liability during the period	(1,574)
Warrant liability balance, September 30, 2024	$-

The fair market value of all derivatives and warrant liability as of December 31, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$7.00
Expected dividend yield	0.00%
Expected stock price volatility	45.51% - 150.46%
Risk-free interest rate	3.81% - 4.91%
Expected term	1.42 – 5.00 years

The fair market value of all derivatives and warrant liability as of September 30, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.53
Expected dividend yield	0.00%
Expected stock price volatility	38.90% - 199.16%
Risk-free interest rate	3.58% - 4.38%
Expected term	0.67 – 4.33years

Recent Accounting Pronouncements

There are various updates recently issued to the accounting literature and these are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2024, the Company incurred a net loss of $4,260,209 and had an accumulated deficit of $38,070,941. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $1,697,407 as of September 30, 2024 and $833,472 as of December 31, 2023. As of September 30, 2024, approximately $863,900 and $158,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	September 30, 2024	December 31, 2023
Computer equipment	$55,345	$47,908
RAS system	164,333	140,214
Leasehold improvements	17,904	17,904
Building Improvements	199,249	136,653
Total	436,831	342,679
Less: Accumulated depreciation	(43,033)	(38,822)
Fixed assets, net	$393,798	$303,857

For the nine months ended September 30, 2024 and 2023, depreciation expense totaled approximately $4,200 and $2,000, respectively.

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

John Keeler Promissory Notes

As of September 30, 2024, the Company paid off the unsecured promissory notes with John Keeler and paid interest expense of $4,435. During the nine months ended September 30, 2023, the Company paid interest expense of $39,930. These notes are payable on demand and accrue interest at an annual rate of 6%. The Company made principal payments of $165,620 and $124,161 during the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024, $3,136 of the outstanding interest to date was accrued on the note by the Company.

Interest expense for the note totaled approximately $3,000 and $10,600 during nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and December 31, 2023, the outstanding principal balance on the note totaled $100,000.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (1,000 shares of common stock at an exercise price of $4,500 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $4,500 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $0 and $643,778 for the nine months ended September 30, 2024 and 2023, respectively.

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

The Warrant entitles the Lind to purchase up to 8,701 shares of common stock of the Company during the exercise period commencing on the date that is six months after the issue date (“Exercise Period Commencement”) and ending on the date that is sixty months from the Exercise Period Commencement at an exercise price of $122.50 per share, subject to customary adjustments. The Warrant includes cashless exercise and full ratchet anti-dilution provisions.

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

During the nine months ended September 30, 2024, $1,144,900 of note principal was converted to 571,531 shares of common stock. As of September 30, 2024, the outstanding balance on the notes was $355,100, net of debt discount of $160,056, and totaling $195,044. For the nine months ended September 30, 2024 and 2023, amortization of debt discounts totaled $858,614 and $88,618, respectively.

Agile Lending, LLC Loans

On June 14, 2023, the Company, through its subsidiary Keeler & Co. (“Borrowers”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrower’s assets, including receivables. For the year ended December 31, 2023, the Company made principal and interest payments on the loan totaling $525,000 and $116,658, respectively, and the outstanding interest balance was refinanced on January 2, 2024 loan. The refinancing provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the refinanced loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Borrower’s assets, including receivables. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $122,491 and interest payments of $48,996. The outstanding balance on the loan was $0 as of September 30, 2024.

On October 19, 2023, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) and is due on April 1, 2024. Commencing October 19, 2023, the Company is required to make weekly payments of $12,250 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated October 19, 2023, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $112,000 and interest payments of $84,000. The outstanding balance on the loan was $0 as of September 30, 2024.

On March 1, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $79,800) is due on August 29, 2024. Commencing March 7, 2024, the Company is required to make weekly payments of $11,146 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated March 1, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $210,000 and interest payments of $79,800. The outstanding balance on the loan was $0 as of September 30, 2024.

On May 9, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on November 22, 2024. Commencing May 17, 2024, the Company is required to make weekly payments of $10,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated May 9, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $210,000 and no interest payments were made. The outstanding balance on the loan was $0 as of September 30, 2024.

On July 25, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on January 31, 2025. Commencing August 2, 2024, the Company is required to make weekly payments of $10,889 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 25, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $98,000 and no interest payments were made. The outstanding balance on the loan was $112,000 as of September 30, 2024.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink Capital LLC (“ClearThink”) which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the agreement. On January 25, 2024, the Company issued 7,092 shares of common stock to ClearThink as a commitment fee, with a fair value of $50,000. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $200,000 and interest payments of $50,000. The outstanding balance on the loan was $0 as of September 30, 2024.

1800 Diagonal Notes

On April 16, 2024, the Company issued to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a convertible promissory note in the principal amount of $138,000 with an original issue discount of $23,000 (the “First Diagonal Note”). The First Diagonal Note has a one-time interest payment of $26,220 paid upon issuance and a maturity date of January 15, 2025. The proceeds from the sale of the First Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the First Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the note into shares of the Company’s common stock at a conversion price of 61% of the market price as described in the First Diagonal Note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the First Diagonal Note. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $138,000 and interest payments of $26,220. The outstanding balance on the loan was $0 as of September 30, 2024.

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “Second Diagonal Note”). The Second Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the Second Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the Second Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the Second Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Second Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the nine months ended September 30, 2024, no principal and interest payments were made. The outstanding balance on the loan was $179,400 as of September 30, 2024.

The Hart Note

On April 16, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Hart Associates, LLC, a Delaware limited liability company (the “Hart”), pursuant to which the Company issued a promissory note in the principal amount of $300,000 and will issue 10,000 shares of its common stock to Hart (the “Hart Note”). The Hart Note has a one-time interest payment of $50,000 payable on the maturity date of May 15, 2024, which was extended to August 15, 2024. The proceeds from the sale of the Hart Note are for general working capital. The Company may prepay the Hart Note at any time without penalty. The Company’s failure to comply with the material terms of the Hart Note will be considered an event of default and the principal sum of the Hart Note will increase by 20% of the outstanding balance for each subsequent 30 days it remains in default. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $250,000, and interest payments of $50,000. The outstanding balance on the loan was $0 as of September 30, 2024.

The FirstFire Note

On May 17, 2024, the Company entered into a promissory note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a promissory note in the principal amount of $240,000 with an original discount of $40,000 (the “FirstFire Note”). The FirstFire Note accrues interest at a rate of 19% per annum and has a maturity date of April 17, 2025. The proceeds from the sale of the FirstFire Note are for general corporate purposes. The FirstFire Note has mandatory monthly payments due the 17th of each month. The initial payment on August 17, 2024 is $185,600. Monthly payments from September 2024 – December 2024 are $22,000. Monthly payments from January 2025 - April 2025 are $3,000. The Company may prepay the FirstFire Note at any time without penalty. The Company’s failure to comply with the material terms of the FirstFire Note will be considered an event of default and the principal sum of the FirstFire Note will become immediately due and payable at an amount equal to 150% times the sum of (i) the then outstanding principal amount of the note plus (ii) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (iii) default interest, (iv) plus (v) any other amounts owed to FirstFire. After the occurrence of an event of default, at any time, the FirstFire shall have the right, to convert all or any part of the outstanding and unpaid amount of the FirstFire Note into fully paid and non-assessable shares of our common stock. The conversion price shall be 61% multiplied by the Market Price (as defined in the FirstFire Note) (representing a discount rate of 39%). While the FirstFire Note remains outstanding, we will reserve 40,000 shares of our common stock free from preemptive rights, to provide for the issuance upon the full conversion of the FirstFire Note. While the FirstFire Note remains outstanding, we shall not, without the FirstFire’s written consent, sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business. For the nine months ended September 30, 2024, the Company made principal payments on the loan totaling $240,000, and interest payments of $40,000. The outstanding balance on the loan was $0 as of September 30, 2024.

Interest expense totaled $1,645,492 and $1,470,143 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, approximately $927,100, $505,500 and $97,200 of the balance was related to amortization on debt discount, cash paid interest, and accrued interest. The remainder of the balance was related to amortization of loan costs.

August 2024 Private Placement Offering

In August, 2024, the Company entered into securities purchase agreements (each a “Securities Purchase Agreement”) with each of Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”) and Jefferson Street Capital, LLC, a New Jersey limited liability company (“Jefferson”) whereby we issued promissory notes in the aggregate principal amount of $550,000 (the “August Private Placement Offering”).

The Company agreed to issue to Quick Capital and Jefferson up to 39,300 shares of our Common Stock as a “Commitment Fee”

As part of the August Private Placement Offering, the Company issued two promissory notes each in the principal amount of $275,000 with an original issue discount of $25,000 (the “Private Placement Notes”). The Private Placement Notes have a one-time interest payment of $27,500. Thereafter, any principal amount of interest which is not paid upon maturity will accrue at a rate of the lesser of (i) sixteen percent (16%) per annum, or (ii) the maximum amount permitted by law from the due date thereof until the same is paid. The Private Placement Notes have a maturity date of 10 months after issuance and the proceeds from the notes are for general corporate purposes. The Company agreed to issue to each of Quick Capital and Jefferson 19,650 shares of Common Stock as additional consideration for entering into Private Placement Notes.

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

If an event of default occurs under the Private Placement Notes, the investors have the right to convert all amounts outstanding under the notes at any time thereafter into shares of Common Stock at the lesser of (i) the then applicable conversion price under the notes or (ii) the Market Price. “Market Price” shall mean 85% of the lowest VWAP on any trading day during the ten (10) trading days prior to the respective conversion date. “VWAP” means, for any security as of any date, the dollar volume-weighted average price for such security on the principal market during the period beginning at 9:30 a.m., Eastern Standard Time, and ending at 4:00 p.m., Eastern Standard Time, as reported by Quotestream or other similar quotation service provider designated by the investors.

The Company may prepay the Private Placement Notes at any time with fifteen (15) trading days prior written notice (the “Prepayment Notice Period”). During the Prepayment Notice Period, the investor shall have the right to convert all or any portion of the Private Placement Notes pursuant to the terms of the notes, including the amount of the Private Placement Notes to be prepaid. If the Company exercises its right to prepay the notes, the Company shall make payment to the investor of an amount in cash equal to the sum of: (i) 100% multiplied by the principal amount then outstanding plus (ii) accrued and unpaid interest on the principal amount to the Prepayment Notice Date, and (iii) $750 to reimburse the investor for administrative fees.

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

The investors may assign their rights to any “accredited investor” (as defined in Rule 501(a) of the 1933 Act) in a private transaction or to any of its affiliates without the consent of the Company.

While the Private Placement Notes remain outstanding, we shall not, without the investor’s written consent (i) (a) pay, declare or set apart for such payment, any dividend or other distribution on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution with respect to its capital stock except for distributions pursuant to any shareholders’ rights plan which is approved by a majority of the Company’s disinterested directors, (ii) redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Company or any warrants, rights or options to purchase or acquire any such shares, or repay any indebtedness of the investor (iii) advance any loans made in the ordinary course of business in excess of $100,000, (iv) sell, lease or otherwise dispose of any significant portion of our assets outside the ordinary course of business, and (v) enter into any transaction or arrangement structured in accordance with, based upon, or related or pursuant to, in whole or in part, either Section 3(a)(9) or Section 3(a)(10) of the Securities Act.

In conjunction with the August Private Placement Offering, the Company entered into a registration rights agreement with each of Quick Capital and Jefferson. The Company agreed to file a registration statement with the Securities and Exchange Commission to register the re-sale of the maximum number of shares of Common Stock covered in the August Private Placement Offering within sixty (60) calendar days from the date of execution.

Note 7. Stockholders’ Equity

In January 2023, the Company sold an aggregate of 474 shares of common stock for net proceeds of $182,982 in an “at the market” offering pursuant to a sales agreement between the Company and Roth Capital Partners, LLC (“Roth”). On January 31, 2023, 151 shares were repurchased from Roth for $76,323. The offering was terminated on February 2, 2023.

On February 14, 2023, the Company issued 8,200 shares of common stock and 800 pre-funded warrants to purchase common stock to Aegis Capital Corp. (“Aegis”) for net proceeds of $1,692,000 in connection with an underwritten offering.

On August 22, 2023, the Company issued 4,000 shares of common stock with a fair value of $157,980 to Mark Crone for consulting services provided to the Company which is amortized to expense over the term of the agreement. The Company recognized stock compensation expense of $50,000 for the nine months ended September 30, 2023 in connection with these shares.

On September 11, 2023, the Company sold an aggregate of 13,800 shares of common stock for net proceeds of $321,195 in an underwritten public offering pursuant to a securities purchase agreement. The Company issued an aggregate of 34,008 shares upon the exercise of warrants.

During the nine months ended September 30, 2023, between May 2023, June 2023, and August 2023, the Company issued an aggregate of 1,832 shares of common stock for cash proceeds of $200,000 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. In connection with such agreement, the Company also issued 1,250 shares of common stock to ClearThink as commitment fees, with a fair value of $141,250, which was recorded as stock issuance costs.

During the nine months ended September 30, 2023, the Company issued an aggregate of 27,584 shares of common stock to Lind with a fair value of $3,053,089 as payment of $2,075,900 of note principal due on the convertible promissory note, and recorded a loss of $977,188.

During the nine months ended September 30, 2023, the Company issued an aggregate of 685 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

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

On August 12, 2024, the Company issued an aggregate of 39,300 shares of common stock to Jefferson and Quick Capital, with a fair value of $45,588, as a commitment fee on the term loan.

During the nine months ended September 30, 2024, the Company issued an aggregate of 1,339,656 shares of common stock in consideration of proceeds of $2,982,415 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink.

During the nine months ended September 30, 2024, the Company issued an aggregate of 571,531 shares of common stock to Lind as partial conversion of $1,144,900 principal pursuant to the May 2023 convertible promissory note.

During the nine months ended September 30, 2024, the Company issued an aggregate of 37,620 shares of common stock to the designee of ClearThink with a fair value of $98,999 for consulting services provided to the Company.

During the nine months ended September 30, 2024, the Company sold an aggregate of 979,823 shares of common stock for net proceeds of $1,036,911 in an “at the market” offering pursuant to a sales agreement between the Company and H.C. Wainwright & Co., LLC (“Wainwright”).

Note 8. Options

The following table represents option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	6,331	$1,426.52	3.80	$-
Exercisable – December 31, 2023	4,398	$1,426.52	4.27	$-
Granted	-	$-
Forfeited	896	$-
Expired	500	$-
Vested	4,172	$-
Outstanding – September 30, 2024	4,935	$1,502.75	3.62	$-
Exercisable – September 30, 2024	4,172	$1,502.75	3.92	$-

For the nine months ended September 30, 2024, the Company recognized a net credit to stock compensation expense of $1,317 due to options forfeitures.

Note 9. Warrants

The following table represents warrant activity for the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	14,619	$601.78	4.20
Exercisable – December 31, 2023	11,114	$770.50	5.52	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(2,358)	$-
Outstanding – September 30, 2024	12,261	$129.05	4.15
Exercisable – September 30, 2024	12,261	$129.05	4.15	$-

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

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of September 30, 2024.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of September 30, 2024.

There was no warrant activity for the nine months ended September 30, 2024.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $52,200 on the lease for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the Company paid $52,200 under this lease.

Coastal Pride leased approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. In August 2024, the lease was terminated as of August 31, 2024. For the nine months ended September 30, 2024, Coastal Pride paid $8,000 on the lease.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month. For the nine months ended September 30, 2024, Coastal Pride paid $13,500 on the lease.

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

Rental and equipment lease expenses were approximately $112,800 and $130,900 for the nine months ended September 30, 2024 and 2023, respectively.

Note 11. Subsequent Events

Shares issuances

On October 1, 2024, and November 1, 2024, the Company issued an aggregate of 56,123 shares of common stock, to the designee of ClearThink Capital for consulting services provided to the Company.

On October 18, 2024, the Company issued 172,000 shares of common stock with a fair value of $86,000 to Mark Crone for consulting services provided to the Company.

On October 18, 2024, the Company issued 168,000 shares of common stock with a fair value of $84,000 to Walter F. Lubkin Jr. for consulting services provided to the Company.

In October 2024 and November 2024, the Company issued 625,631 shares of common stock to Lind as partial conversion of $224,600 principal pursuant to the May 2023 and July 2023 convertible promissory note.

In October 2024 and November 2024, the Company sold an aggregate of 3,465,772 shares of common stock for net proceeds of $1,932,972 in an “at the market” offering pursuant to a sales agreement between the Company and Wainwright.

Note issuances

On October 1, 2024, pursuant to a securities purchase agreement, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. The October Diagonal Note has mandatory monthly payments of $15,170 beginning on October 30, 2024, and due on the 30th of every month thereafter until February 28, 2025.

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

NASDAQ Compliance

On October 8, 2024, the “Company received a notice letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Requirement”), which matter serves as a basis for delisting the Company’s securities from Nasdaq.

As previously reported on a Current Report on Form 8-K filed on June 12, 2024, the Company is subject to a Mandatory Panel Monitor for a period of one year, or until June 11, 2025. As such, the Company is not eligible for a compliance period. The Company requested a hearing with the Hearings Panel (the “Panel”), on October 16, 2024. The hearing date is set for December 11, 2024. The hearing request will stay the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The fee for the hearing was $20,000.

Vendor Agreement

On November 12, 2024 the Company entered into a vendor agreement with Low Tide LLC (“LT”). The term of the agreement is 180 days, with will be automatically renewed for additional successive 180 day terms unless either party gives 90 days written notice to terminate to the other.

LT has developed products, including but not limited to seafood, under the Wicked Tuna brand using its licensing rights from Pilgrim and the Toby Keith brand, (collectively the “Products”). We will, with LT, promote and sell the Products.

The Company may, at its discretion, provide funding for the inventory to fulfill a purchase order (each a “PO”) for the Products sold, and the parties will each receive the following:

(i)	As relates to Wicked Tuna, if the Company obtains a PO of a Product from its customers, we will pay LT a five percent (5%) margin on the Net Sales Amount. Net Sales Amount shall mean gross sales less returns and promotions and freight allowance.
(ii)	As relates to the Toby Keith brand, if LT obtains a PO for the Products from its customers and the Company funds the purchase of the inventory to fulfill the PO, the Company shall receive a fee of one percent (1%) of the amount funded per month from LT from the first day of each month that the amount remains outstanding plus an allocation expense which shall be a direct pass through of cost which shall be calculated to include the cost of the product as well expenses associated with transportation, storage and miscellaneous expenses. The Company will be paid directly by LT’s customers. Thereafter, the Company will pay LT its portion within 48 hours of receiving funds for each PO.

The parties agreed to certain customary covenants, including those relating to confidentiality and litigation. The parties also agreed to certain mutual indemnification provisions for breaches or inaccuracies in their respective representations and warranties or covenants.

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

Recent Events

On November 12, 2024 the Company entered into a vendor agreement with Low Tide LLC (“LT”). The term of the agreement is 180 days, with will be automatically renewed for additional successive 180 day terms unless either party gives 90 days written notice to terminate to the other.

LT has developed products, including but not limited to seafood, under the Wicked Tuna brand using its licensing rights from Pilgrim and the Toby Keith brand, (collectively the “Products”). We will, with LT, promote and sell the Products.

The Company may, at its discretion, provide funding for the inventory to fulfill a purchase order (each a “PO”) for the Products sold, and the parties will each receive the following:

(i)	As relates to Wicked Tuna, if the Company obtains a PO of a Product from its customers, we will pay LT a five percent (5%) margin on the Net Sales Amount. Net Sales Amount shall mean gross sales less returns and promotions and freight allowance.

(ii)	As relates to the Toby Keith brand, if LT obtains a PO for the Products from its customers and the Company funds the purchase of the inventory to fulfill the PO, the Company shall receive a fee of one percent (1%) of the amount funded per month from LT from the first day of each month that the amount remains outstanding plus an allocation expense which shall be a direct pass through of cost which shall be calculated to include the cost of the product as well expenses associated with transportation, storage and miscellaneous expenses. The Company will be paid directly by LT’s customers. Thereafter, the Company will pay LT its portion within 48 hours of receiving funds for each PO.

The parties agreed to certain customary covenants, including those relating to confidentiality and litigation. The parties also agreed to certain mutual indemnification provisions for breaches or inaccuracies in their respective representations and warranties or covenants.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended September 30, 2024 and 2023

Net Revenue. Revenue for the three months ended September 30, 2024 decreased 43.4% to $884,283 as compared to $1,561,679 for the three months ended September 30, 2023 as a result of a decrease in poundage sold.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2024 decreased to $887,850 as compared to $1,586,478 for the three months ended September 30, 2023. This decrease is attributable to the decrease in the poundage sold in the cost of goods.

Gross Profit (Loss). Gross (loss) for the three months ended September 30, 2024 decreased to $3,567 as compared to gross (loss) of $24,799 in the three months ended September 30, 2023. This decrease is attributable to the decrease the inventory reserve and decrease of cost.

Commissions Expense. Commissions expense increased to $11,429 for the three months ended September 30, 2024 from $423 for the three months ended September 30, 2023. This increase was due to the commission expense for our new subsidiary.

Salaries and Wages Expense. Salaries and wages expense decreased to $271,542 for the three months ended September 30, 2024 as compared to $301,393 for the three months ended September 30, 2023. This decrease is mainly attributable to a strategic reduction in salaries completed in the year end December 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $1,535 for the three months ended September 30, 2024 as compared to $2,754 for the three months ended September 30, 2023. This decrease is attributable to lower depreciation on fixed assets purchased, not including the capitalization of recently acquired assets during the three months ended September 30, 2024.

Other Operating Expense. Other operating expense increased to $631,722 for the three months ended September 30, 2024 from $410,913 for the three months ended September 30, 2023. This increase is mainly attributable to legal and professional expenses related to our business operations.

Other Income (Expense). Other (expense) decreased for the three months ended September 30, 2024 to other income of $18 from other (expense) of $1,902 for the three months ended September 30, 2023. This decrease is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company.

Interest Income. Interest income decreased to $0 for the three months ended September 30, 2024 from $16 for the three months ended September 30, 2023. The decrease is attributable to no interest earned for the three months ended September 30, 2024.

Loss on Settlement of Debt. Loss on settlement of debt decreased to $0 for the three months ended September 30, 2024 from $144,169 for the three months ended September 30, 2023. The decrease is attributable to the Lind notes settlement in the prior year.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value of derivative and warrant liabilities decreased to $33,806 for the three months ended September 30, 2024 from $1,240,214 for the three months ended September 30, 2023. The decrease is attributable to the fair value measurement for the derivative liability and warrant liability for the three months ended September 30, 2024.

Interest Expense. Interest expense decreased to $439,176 for the three months ended September 30, 2024 from $799,690 for the three months ended September 30, 2023. The decrease is attributable to the amortization of the Lind convertible debt discount associated with the conversion payments made during the three months ended September 30, 2024.

Net Loss. Net loss was $1,325,147 for the three months ended September 30, 2024 as compared to $445,813 for the three months ended September 30, 2023. The increase in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities.

Nine months ended September 30, 2024 and 2023

Net Revenue. Revenue for the nine months ended September 30, 2024 decreased 3.8% to $4,921,170 as compared to $5,115,680 for the nine months ended September 30, 2023 as a result of the decrease in the poundage sold.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2024 decreased to $4,459,458 as compared to $4,775,102 for the nine months ended September 30, 2023. This decrease is attributable to the decrease in the poundage sold in the cost of goods.

Gross Profit (Loss). Gross profit for the nine months ended September 30, 2024 increased to $461,712 as compared to gross profit of $340,578 in the nine months ended September 30, 2023. This increase is attributable to the decrease of cost .

Commissions Expense. Commissions expense increased to $15,650 for the nine months ended September 30, 2024 from $2,169 for the nine months ended September 30, 2023. This increase was due to the commission expense for our new subsidiary.

Salaries and Wages Expense. Salaries and wages expense decreased to $868,781 for the nine months ended September 30, 2024 as compared to $1,298,358 for the nine months ended September 30, 2023. This decrease is attributable to a strategic reduction in salaries completed in the year end December 31, 2023.

Depreciation and Amortization. Depreciation and amortization expense decreased to $4,211 for the nine months ended September 30, 2024 as compared to $33,091 for the nine months ended September 30, 2023. This decrease is attributable to lower depreciation on fixed assets purchased, not including the capitalization of recently acquired assets during the nine months ended September 30, 2024.

Other Operating Expense. Other operating expense increased to $2,026,787 for the nine months ended September 30, 2024 from $1,773,702 for the nine months ended September 30, 2023. This increase is mainly attributable to increase of legal and professional expenses related to our business operations.

Other Income. Other income increased for the nine months ended September 30, 2024 to $49,680 from $25,292 for the nine months ended September 30, 2023. This increase is mainly attributable to the collections by Coastal Pride of receivables existing prior to the acquisition of Coastal Pride by the Company.

Interest Income. Interest income decreased to $0 for the nine months ended September 30, 2024 from $40 for the nine months ended September 30, 2023. The decrease is attributable to no interest earned for the nine months ended September 30, 2024.

Loss on Settlement of Debt. Loss on settlement of debt decreased to $0 for the nine months ended September 30, 2024 from $977,138 for the nine months ended September 30, 2023. The decrease is attributable to the Lind notes settlement in prior year.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value and derivative and warrant liabilities decreased to $210,680 for the nine months ended September 30, 2024 from $1,339,791 for the nine months ended September 30, 2023. The decrease is attributable to the fair value measurement for the derivative liability and warrant liability for the nine months ended September 30, 2024.

Interest Expense. Interest expense increased to $1,645,492 for the nine months ended September 30, 2024 from $1,470,143 for the nine months ended September 30, 2023. The increase is attributable to the amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $4,260,209 for the nine months ended September 30, 2024 as compared to $3,848,950 for the nine months ended September 30, 2023. The increase in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Liquidity and Capital Resources

The Company had cash of $72,697 as of September 30, 2024. At September 30, 2024, the Company had a working capital surplus of $2,527,851, including the Company’s primary sources of liquidity consisted of inventory of $2,366,056 and accounts receivable of $1,316,093.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the nine months ended September 30, 2024 was $4,285,630 as compared to cash used in operating activities of $3,112,126 for the nine months ended September 30, 2023. The increase is primarily attributable to decrease in payables and customer refunds of $1,981,764, offset by the increase in inventory of $3,289,924 for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023.

Cash (Used in) Investing Activities. Cash used in investing activities for the nine months ended September 30, 2024 was $94,152 as compared to cash used in investing activities of $132,551 for the nine months ended September 30, 2023. The decrease was mainly attributable to the decrease in the purchase of fixed assets.

Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2024 was $4,350,018 as compared to cash provided by financing activities of $3,667,373 for the nine months ended September 30, 2023. The increase is mainly attributable to proceeds from short-term loans and proceeds from share issuances.

John Keeler Promissory Notes

From January 2006 through May 2017, Keeler & Co issued 6% demand promissory notes in the aggregate principal amount of $2,910,000 to John Keeler, our Chief Executive Officer and Executive Chairman. As of September 30, 2024, approximately $0 of principal remains outstanding and approximately $4,435 of interest was paid under the notes during the nine months ended September 30, 2024. After satisfaction of the terms of the subordination, the Company may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within ten days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely made. The Company made principal payments of $165,620 during the nine months ended September 30, 2024.

Lind Global Fund II LP note

On May 30, 2023, the Company entered into a securities purchase agreement with Lind pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “Lind Note”) and a warrant (the “Lind Warrant”) to purchase 435,035 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $2.45 per share, for the aggregate funding amount of $1,000,000. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant were for general working capital purposes.

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

During the nine months ended September 30, 2024, the Company made aggregate principal payments on the Lind Note of $1,144,900 through the issuance of an aggregate of 571,531 shares of common stock. As of September 30, 2024, the outstanding balance on the Lind Note was $355,100, net of debt discount of $160,056.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the months of January 1, 2024 to November 8, 2024, the Company issued an aggregate of 93,743 shares of common stock, to the designee of ClearThink Capital for consulting services provided to the Company.

On July 17, 2024, July 23, 2024, October 3, 2024, October 22, 2024, October 24, 2024, and November 5, 2024, the company issued 55,954, 55,954, 113,751, 56,970, 64,850, 64,850, 124,434, 125,240, 125,000, and 250,957 shares of common stock to Lind in satisfaction of a convertible promissory note.

On August 12, 2024, the Company issued 19,650 shares of common stock to Jefferson, with a fair value of $22,794, as a commitment fee on the term loan.

On August 12, 2024, the Company issued 19,650 shares of common stock to Quick Capital, with a fair value of $22,794, as a commitment fee on the term loan.

On October 18, 2024, the Company issued 172,000 shares of common stock with a fair value of $86,000 to Mark Crone for consulting services provided to the Company.

On October 18, 2024, the Company issued 168,000 shares of common stock with a fair value of $84,000 to Walter F. Lubkin Jr. for consulting services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.93	Vendor Agreement dated November 12, 2024, by and between Blue Star Foods Corp. and Low Tide, LLC
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: November 14, 2024	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

