Form 10-K
period 2024-12-31
Blue Star Foods Corp.
filed 2025-06-23
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 001-40991

BLUE STAR FOODS CORP.

(Exact name of registrant as specified in its charter)

Delaware	82-4270040
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3000 NW 109th Avenue Miami, Florida	33172
(Address of principal executive offices)	(Zip Code)

(305) 836-6858

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	BSFC	Over The Counter Markets Group

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

As of June 20, 2025, there were 16,254,721 shares of the registrant’s common stock outstanding.

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

All references in this Annual Report to the “Company”, “we”, “us”, or “our”, are to Blue Star Foods Corp., a Delaware corporation, and its consolidated subsidiaries, John Keeler & Co., Inc., d/b/a Blue Star Foods, a Florida corporation (“Keeler & Co.”) and its wholly-owned subsidiary, Coastal Pride Seafood, LLC, a Florida limited liability company (“Coastal Pride”) Taste of BC Aquafarms, Inc., a corporation formed under the laws of the Province of British Columbia, Canada (“TOBC”), and Afritex Ventures Inc., (“AFVFL”), a Florida corporation.

Unless otherwise noted, all share and the price per share information in this Annual Report for all periods presented reflect the reverse stock split of our outstanding common stock at a ratio of 1-for-50 (“Reverse Stock Split”), which became effective as of May 20, 2024.

PART I

ITEM 1. BUSINESS

Overview

We are an international seafood company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from purchasing blue and red swimming crab meat primarily from South East Asia and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. We are procure crabs from domestic fishermen, (which is sold fresh and frozen) which in turn are distributed along with crabmeat and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import from our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell our products to food service wholesalers, retail establishments and seafood distributors.

We seek to create a vertically integrated seafood company that offers customers high quality products while maintaining a focus on our core values of delivering food safety, traceability and certified resource sustainability. Our subsidiary companies procure, grow, harvest, import and distribute high value seafood lines including but not limited to pasteurized, frozen and fresh crabmeat as well as steelhead salmon.

Our primary companies include:

Coastal Pride Seafood, LLC (“Coastal Pride”) which imports pasteurized and fresh crab meat sourced primarily from Mexico and Latin America and sells premium branded label crab meat throughout North America;

Taste of BC Aquafarms, Inc. (“TOBC”), a land-based recirculating aquaculture systems (“RAS”) salmon farming operation, which sells its steelhead salmon to distributors in Canada;

Afritex Ventures Inc., (“AFVFL”), a commercial reseller of food products; and

John Keeler & Co, Inc., (“Keeler & Co.”) doing business as Blue Star Foods, which imports, packages and sells refrigerated pasteurized crab meat sourced primarily from Southeast Asia and other premium seafood products.

Throughout 2024, we have shifted away from Keeler & Co. and focused more heavily on Coastal Pride, Blue Star Foods Corp., and TOBC. We anticipate moving away completely from Keeler & Co. in the second quarter of 2025.

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

Eggs and fingerlings are purchased from two primary suppliers and are hatched approximately every eight weeks. TOBC’s hatchery is composed of a recirculating system that utilizes an upwelling “heath stack” incubator and five tanks with moving bed biofiltration. The fish are then transferred to the main RAS system approximately 12 weeks post hatch. TOBC’s feed is largely terrestrial based from grains and other non-marine ingredients.

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

Keeler & Co. purchases our crab product (Portunus Pelagicus and Portunus Haanii) from processors which source the crab meat from local fishermen in Indonesia, the Philippines, Thailand, Vietnam, Sri Lanka and India, to whom we pay a premium in order to outfit their boats with a proprietary GPS-based system. This system allows us to trace where the crab product originates and ensure that only mature crabs are being harvested by the use of collapsible traps and not gill nets.

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

We intend to shift the business of Keeler & Co. over to Costal Pride. We anticipate no longer operating through Keeler & Co. by the second quarter of 2025.

On February 1, 2024, we entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which we will be responsible for all of Afritex’s operations and finance functions. We will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. The Company automatically extended the Services Agreement to August 31, 2024 after which it expired.

In connection with the Services Agreement, on February 1, 2024, AFVFL, a wholly-owned subsidiary of the Company, was incorporated in the State of Florida for the purpose of purchasing raw materials from Afritex, up to the date of the Services Agreement expiration, for the preparation of packaged seafood and other inventory to be sold to various customers in the United States.

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

First Choice is a quality brand packed with Portunus Haanii crab meat from Vietnam and China.

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

Growth Strategy

We intend to grow our business in several ways, including:

Growing our existing businesses. The three existing businesses each have different pathways to organic growth, including increasing reliable access to sustainably sourced marine products and supplying to a larger and more diversified customer base. Our primary objective is to optimize the management of each company, with a specific focus on enhancing the performance and integration of the marketing, sourcing, and finance departments.

Strategic Acquisitions. We will continue to seek opportunities to acquire companies that allow us to expand into new territories, diversify our species product categories, and where operational synergies with our existing companies may exist. We believe there is an opportunity to integrate a sustainability model into select traditionally operated companies, like ours, enabling margin growth through the introduction of premium, eco-conscious products.

Scaling the RAS Business. We have an internal goal to reach production of 21,000 metric tons of steelhead salmon by 2028. If we can successfully access the necessary funding through the equity capital markets and through certain debt facilities, we hope to build a series of 1,500 metric ton and 3,000 metric ton facilities throughout strategic locations in British Columbia and other Canada, similar to where TOBC is currently based.

Industry Overview

The international seafood industry is going through a period of rapid change as it strives to meet the needs of a growing population around the world, where food consumption habits are evolving. We believe there are powerful trends emerging in the developing world (including a growing demand for animal-based protein) as well as in the developed world (where there is an increased awareness and focus on sustainable sourcing and the protection of marine ecosystems).

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

The Company had four major suppliers located in India, Brazil, Peru, and Indonesia which accounted for approximately 61.0% of the Company’s total purchases during the year ended December 31, 2024. The Company’s largest supplier is located in India and accounted for 19.8% of the Company’s total purchases in the year ended December 31, 2024.

Sales, Marketing and Distribution

The Company’s products are sold in the United States and Canada. Our principal source of revenue is importing blue and red swimming crab meat primarily from India, Brazil, Peru, and Indonesia and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, Lubkin’s Coastal Pride, First Choice, Good Stuff, Coastal Pride Fresh and TOBC steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Falls.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry throughout the United States. We sell our crab meat to our customers through purchase orders. For the year ended December 31, 2024, sales to food distributors and retail and wholesale clubs accounted for 48% of our revenue. The balance of our revenue is derived from smaller seafood distributors and value-added processors.

The Company had five customers which accounted for approximately 48% of revenue during the year ended December 31, 2024. Two customers accounted for 31% of revenue during the year ended December 31, 2024. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

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

The Company’s primary competitors in its RAS business are Atlantic Sapphire, Aquaco, Nordic Aquafarms, Whole Oceans, Kuterra and Pure Salmon.

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

Employees

As of June 20, 2025, we had 11 full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We compete with major integrated seafood companies such as Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., and Twin Tails Seafood Corp. in our traditional sustainable seafood business and our primary competitors in our RAS business are Atlantic Sapphire, Nordic Aquafarms, Whole Oceans, Kuterra and Pure Salmon. Some of our competitors have the benefit of marketing their products under brand names that have better market recognition than ours or have stronger marketing and distribution channels than we do. Increased competition as to any of our products could result in price reduction, reduced margins and loss of market share, which could negatively affect our profitability. An increase in imported products in the United States at low prices could also negatively affect our profitability.

We are devoting some of our financial and management resources to our Fisheries and Oceans Canada – Freshwater / Land-based Aquaculture License litigation, and if we are unsuccessful in this lawsuit, our financial condition may be adversely affected.

Currently, we are devoting certain time, effort and financial resources to our lawsuit regarding the Fisheries and Oceans Canada – Freshwater / Land-based Aquaculture License. The License is required to operate the aquaculture farm, including the transfer of eggs and fingerlings to its facilities. In the event we are not awarded control of the License, this could diminish the value of our brand, adversely affect our ability to operate and maintain our services, and our business could be harmed. Even if we prevail, the litigation may be time-consuming and expensive, diverting management’s attention from core business operations and potentially causing delays in expansion plans or regulatory approvals. There can be no assurance regarding the outcome of this litigation or its potential impact on our business, financial condition, and results of operations.

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

The report from our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

Unavailability of materials or higher costs could adversely affect our financial results.

We depend on domestic and international suppliers. Our reliance on third-party suppliers creates risks related to our potential inability to obtain crab meat or related products and reduce control over pricing and timing of delivery of our products. Although we may implement agreements with strategic suppliers to mitigate the risk of supply continuity, disruptions remain possible. Additionally, if our suppliers do not allocate sufficient production, they may decommit from agreed supply levels, or inaccurately forecast demand, we may face reduced access what we need. As the scale of our products increases, we need to accurately forecast, purchase based on our demand. If we are unable to accurately match the timing and quantities of purchases to our actual needs, we may incur costs related to unexpected disruption which may harm our business prospects and financial condition.

If significant tariffs or other restrictions continue to be placed on foreign imports by the United States, our sales and results of operations may be harmed. For example, ongoing trade tensions between the United States and China have led to a series of significant tariffs on the importation of certain product categories into the United States over recent years. In retaliation for these tariffs, China has recently placed restrictions on the export of certain raw materials. Further, President Trump has proposed significantly increased tariffs on foreign imports into the United States, particularly from China, Mexico and Canada. Such tariffs could have a significant impact on our business, particularly the importation of products used in our business, or could result in our products exported from the United States being subject to retaliatory tariffs imposed by other countries. We also source certain materials from foreign countries, as do some of our suppliers. The implementation of tariffs and trade restrictions as well as changes in trade policies between the United States and such foreign countries could lead to increases in our supply costs and make it more difficult to obtain suppliers and may have an adverse effect on our supply chain from a cost and sourcing perspective. If we attempt to renegotiate prices with suppliers or diversify our supply chain in response to tariffs, such efforts may not yield immediate results or may be ineffective. We might also consider increasing prices to the end consumer; however, this could reduce the competitiveness of our products and adversely affect net sales. If we fail to manage these dynamics successfully, gross margins and profitability could be adversely affected. Increased tariffs or trade restrictions implemented by the United States could have a material adverse effect on our business prospects, operating results and financial condition.

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

Trading on the OTCQB Market is volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for the holders to resell their Common Stock.

At the end of 2024, the Common Stock of the Company was quoted on the OTC Pink Market. Trading in securities quoted on the OTC Pink Market is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of the Common Stock for reasons unrelated to operating performance. Moreover, the OTC Pink Market is not a stock exchange, and trading of securities on the OTC Pink Market is often more sporadic than the trading of securities listed on Nasdaq. These factors may result in shareholders having difficulty reselling any Common Stock.

Our Common Stock began trading on the OTCQB in February 2025. The OTCQB market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTCQB “is for early-stage and developing U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a still limited trading market for our Common Stock. Accordingly, there can be no assurance as to the liquidity of any market that may develop for our Common Stock.

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

Coastal Pride leased approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. In August 2024, the lease was terminated. For the year ended December 31, 2024, Coastal Pride paid $8,000 on the lease.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault Seafood, LLC, (“Gault”) for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month.

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

On January 17, 2025, the Company, through TOBC, filed a lawsuit in the Supreme Court of British Columbia against Harold Steven Atkinson, Janet Atkinson and Ben Atkinson (the “Defendants”) for breach of contract, tort of intentional interference with economic relations, breach of confidentiality and non-compete, breach of trust, breach of fiduciary duty, defamation, breach of duty of honest performance and good faith, and damages. The Company claims that Harold Steven Atkinson purposely hid the renewal process of the Fisheries and Oceans Canada – Freshwater / Land-based Aquaculture License (the “License”) and placed the License in his personal name when it should be in the name of TOBC. The License is required to operate the aquaculture farm, including the transfer of eggs and fingerlings to its facilities. While the dispute of who controls the License is ongoing, management believes that the Company can continue to operate as the licensed facility pertains to TOBC.

The Company is waiting for the Defendants to respond and a court date to be granted. The Company cannot provide any assurance as to the timing of resolution or outcome of this matter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCBQ Venture Market (“OTCQB”) under the symbol “BSFC”.

The last reported sales price of our common stock on the OTCQB on June 18, 2025, was $0.051.

Holders

As of June 20, 2025, the Company had 68 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,935	(1)	1,469.20	3,575
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a ten-year option to purchase 3,120 shares of common stock at an exercise price of $2,000.00 per share granted to Christopher Constable, the Company’s former chief financial officer and director; (ii) ten-year options to purchase 250 shares of common stock at an exercise price of $2,000.00 per share to Miozotis Ponce, the Company’s Chief Operating Officer; (iii) ten-year options to purchase an aggregate of 351 shares of common stock at an exercise price of $2,000.00 per share to certain employees; (iv) ten-year options to purchase an aggregate of 25 shares of common stock at an exercise price of $2,000.00 per share to certain contractors under the 2018 Plan; (v) five-year options to purchase an aggregate of 125 shares of common stock at an exercise price of $2,000.00 per share to the Company’s directors; (vi) three-year options to purchase 28 shares of common stock at an exercise price of $860.00 per share to an employee; (vii) three-year options to purchase 6 shares of common stock at an exercise price of $790.00 per share to an employee; and (viii) three-year options to purchase 1,030 shares of common stock at an exercise price of $17.75 per share to an employee.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

During the months of January 1, 2024 to March 1, 2025, the Company issued an aggregate of 430,880 shares of common stock, to the designee of ClearThink Capital for consulting services provided to the Company.

During the months of June 1, 2024 to December 31, 2024, the Company issued an aggregate of 1,732,108 shares of common stock to Lind to settle its convertible notes.

On May 22, 2024, the Company issued 10,000 shares of common stock to Hart, with a fair value of $23,300, as a commitment fee on the promissory note.

On August 12, 2024, the Company issued 19,650 shares of common stock to Jefferson Street Capital, LLC, with a fair value of $22,794, as a commitment fee on the promissory note.

On August 12, 2024, the Company issued 19,650 shares of common stock to Quick Capital, LLC, with a fair value of $22,794, as a commitment fee on the promissory note.

On October 18, 2024, the Company issued 172,000 shares of common stock with a fair value of $86,000 to Mark Crone for consulting services provided to the Company.

On October 18, 2024, the Company issued 168,000 shares of common stock with a fair value of $84,000 to Walter F. Lubkin Jr. for consulting services provided to the Company.

On December 27, 2024, January 17, 2025, and February 25, 2025, the Company issued an aggregate of 656,484 shares of common stock to Jefferson as partial conversion of $52,269 principial and accrued interest pursuant to the convertible promissory note.

On January 13, 2025 and February 24, 2025, the Company issued an aggregate of 750,000 shares of common stock to Quick Capital as partial conversion of $57,673 principal pursuant to the convertible promissory note.

On January 14, 2025, the Company issued 480,000 shares of common stock to each of Nubar Herian and John Keeler, 960,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, and 1,440,000 shares of common stock to Jeffrey Guzy, for serving as directors of the Company.

On March 12, 2025, the Company issued 288,101 shares of common stock to Diagonal as partial conversion of $15,000 principal pursuant to the convertible promissory note.

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

Overview

We are an international seafood company that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from importing blue and red swimming crab meat primarily from South East Asia and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, as well as soft shell crab in the United States and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import is processed in six out of the ten plants available throughout Southeast Asia. Our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell primarily to food service distributors. We also sell our products to wholesalers, retail establishments and seafood distributors.

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

Agile Loan

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) and has a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date.

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

The parties agreed to certain customary covenants, including those relating to confidentiality and litigation. The parties also agreed to certain mutual indemnification provisions for breaches or inaccuracies in their respective representations and warranties or covenants. There were no transactions with LT during the year ended December 31, 2024.

NASDAQ Delisting

On December 18, 2024, the Company received formal notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearings Panel (the “Panel”) had determined to delist the Company’s securities from Nasdaq based upon the Company’s violation of Listing Rule 5550(a)(2), the “Minimum Bid Price Requirement”. As a result of the Panel’s decision, Nasdaq suspended trading in the Company’s Common Stock effectively with the open of business on Friday, December 20, 2024.

The Company’s Common Stock was traded on the OTC Markets’ OTC Pink Current Information tier at the end of December 2024. In February 2025, the Company was upgraded to the OTCQB tier.

British Columbia Civil Claim

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

On January 10, 2025 a notice of civil claim filed by a former employee of TOBC., in the British Columbia Supreme Court. The claim relates to the termination of Mr. Atkinson’s employment with TOBC in February 2024 as well as a separate claim of defamation against the Company. A response to the civil claim was filed by the Company and TOBC. The discovery process in this matter has recently begun and it is difficult at this stage to assess the merits of the claim and the likelihood of a favorable or unfavorable result. The Company cannot provide any assurance as to the timing of resolution or outcome of this matter.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

Net Sales. Revenue for the year ended December 31, 2024 decreased 41.3% to $3,593,881 as compared to $6,124,529 for the year ended December 31, 2023 as a result of a decrease in poundage sold during the year ended December 31, 2024.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2024 decreased to $4,882,871 as compared to $5,966,452 for the year ended December 31, 2023. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit (Loss). Gross loss for the year ended December 31, 2024 is $1,288,990 as compared to gross profit of $158,077 for the year ended December 31, 2023. This decrease is attributable to higher market prices and higher inventory reserve in comparison to the year ended December 31, 2023.

Gross Profit (Loss) Margin. Gross loss margin for the year ended December 31, 2024 is 35.9% as compared to gross profit margin of 2.6% for the year ended December 31, 2023. This decrease is attributable to higher market prices and higher inventory reserve in comparison to the year ended December 31, 2023.

Commissions Expenses. Commissions expenses increased to $4,490 for the year ended December 31, 2024 from $2,169 for the year ended December 31, 2023. The increase is attributable to higher commissionable revenues.

Salaries and Wages Expense. Salaries and wages decreased to $1,668,585 for the year ended December 31, 2024 as compared to $1,858,004 for the year ended December 31, 2023. This decrease is primarily attributable to a reduction in the number of employees and the absence of stock-based compensation expense for the year ended December 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased to $5,866 for the year ended December 31, 2024 as compared to $4,521 for the year ended December 31, 2023. This increase is attributable to higher depreciation due to purchase of new fixed assets in the year ended December 31, 2024.

Other Operating Expense. Other operating expenses increased 177% to $7,147,468 for the year ended December 31, 2024 as compared to $2,525,661 for the year ended December 31, 2023. This increase is mainly attributable to an increase in legal and professional fees related to our business operations, the valuation allowances recorded for advances and receivables with related parties and the $1.5 million losses sustained from the service agreement that we entered into with Afritex Texas which expired in August 2024.

Other Income. Other income increased to $51,926 for the year ended December 31, 2024 from $12,708 for the year ended December 31, 2023. This increase is primarily attributable to higher collections received by Keeler & Co. from previously written off receivables.

Loss on Conversion of Debt. Loss on conversion of debt decreased to $0 for the year ended December 31, 2024 from $977,188 for the year ended December 31, 2023. This decrease is attributable to the decrease on conversion of principal in the Lind note.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities decreased to a loss of $354,296 for the year ended December 31, 2024 from a gain of $2,497,088 for the year ended December 31, 2023. This decrease is attributable to fair value measurement for the derivative liability and warrant liability as of December 31, 2024.

Interest Expense. Interest expense increased to $2,060,718 for the year ended December 31, 2024 as compared to $1,771,942 for the year ended December 31, 2023. This increase is mainly attributable to the amortization of convertible debt discount along with interest expense paid for various note payables.

Net Loss. The Company had a net loss of $12,478,487 for the year ended December 31, 2024 as compared to a net loss of $4,471,612 for the year ended December 31, 2023. The increase in net loss is primarily attributable to valuation allowance recorded for the related party long-term receivable, the valuation allowance for advances to related parties, the loss within AFVFL and the loss from change in fair values of derivative and warrant liabilities.

Liquidity and Capital Resources

The Company had cash of $326,854 as of December 31, 2024. At December 31, 2024, the Company had a working capital deficit of $411,225, as compared to a working capital surplus of $899,215 at December 31, 2023, including $165,620 in stockholder loans. The Company’s primary sources of liquidity consisted of inventory of $447,760 and accounts receivable of $349,641 at December 31, 2024. The decrease in working capital was due primarily to decreases of inventory of $2,160,761 and accounts receivable of $184,554 netted against the decreases in the stockholder loans of $165,620 and increase of short-term debt of $472,760.

The Company has historically financed its operations through the cash flow generated from operations, loans from stockholders and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

Cash (Used in) Operating Activities. Cash used in operating activities during the year ended December 31, 2024 was $6,195,893 as compared to cash used in operating activities of $3,530,662 for the year ended December 31, 2023, representing an increase of $2,665,231. The increase is primarily attributable to a decrease in inventory of $1,104,175 netted against the decreases in customer refunds of $323,051, accounts receivable netted against other current assets of $488,612 and increase in payables netted against allowance for advances to affiliated suppliers of $2,059,616 for the year ended December 31, 2024.

Cash (Used in) Investing Activities. Cash used in investing activities for the year ended December 31, 2024 was $101,736 as compared to $159,609 cash used in investing activities for the year ended December 31, 2023. The decrease was a result of less fixed asset purchases during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Cash Provided by Financing Activities. Cash provided by financing activities for the year ended December 31, 2024 was $6,417,872 as compared to cash provided by financing activities of $3,676,355 for the year ended December 31, 2023. This increase is mainly attributable to proceeds from common stock offerings and proceeds from short-term loans.

Lind Global Fund II LP investment

On May 30, 2023, the Company entered into a securities purchase agreement with Lind pursuant to which the Company issued to Lind a secured, two-year, interest free convertible promissory note in the principal amount of $1,200,000 (the “Lind Note”) and a warrant (the “Lind Warrant”) to purchase 8,701 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $122.50 per share, for the aggregate funding amount of $1,000,000. The Lind Warrant includes cashless exercise and full ratchet anti-dilution provisions. In connection with the issuance of the Lind Note and the Lind Warrant, the Company paid Lind a $50,000 commitment fee. The proceeds from the sale of the Note and Warrant are for general working capital purposes.

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

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 3,505 shares of common stock of the Company commencing six months after issuance and exercisable for five years at an exercise price of $67.00 per share, for the aggregate amount of $250,000. In connection with the issuance of the note and the warrant, the Company paid a $12,500 commitment fee. The proceeds from the sale of the note and warrant are for general working capital purposes.

On August 3, 2024 the Company and Lind entered into a waiver and acknowledgement agreement.

The Company and Lind previously entered into that certain Securities Purchase Agreement, dated as of May 20, 2023, as amended on July 27, 2023 pursuant to which the Company issued Lind a senior convertible promissory note in the principal amount of $300,000. Each of the Company and Lind acknowledge that the amounts owing under the convertible promissory note as of the filing of the Waiver Agreement is equal to $355,500.

During the year ended December 31, 2024, the Company made aggregate principal payments on the Lind Note of $1,500,000 through the issuance of an aggregate of 1,891,622 shares of common stock. As of December 31, 2024, the outstanding balance on the Lind Note was $55,500, net of debt discount of $27,656.

Agile Loan

On March 1, 2024, the Company, through its subsidiary Keeler & Co. (“Borrowers”) entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $79,800) is due on August 29, 2024. Commencing March 7, 2024, the Company is required to make weekly payments of $11,146 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated March 1, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables.

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

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) and has a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. Administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables.

1800 Diagonal Notes

On April 16, 2024, pursuant to a securities purchase agreement, the Company issued to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”) a convertible promissory note in the principal amount of $138,000 with an original issue discount of $23,000 (the “April Diagonal Note”). The April Diagonal Note has a one-time interest payment of $26,220 paid upon issuance and a maturity date of January 15, 2025. The proceeds from the sale of the April Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the April Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the note into shares of the Company’s common stock at a conversion price of 61% of the market price as described in the First Diagonal Note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the First Diagonal Note. During the year ended December 31, 2024, the Company made principal payments on the loan totaling $138,000 and interest payments of $26,220. The outstanding balance on the loan was $0 as of December 31, 2024.

On September 9, 2024, pursuant to a securities purchase agreement, the Company issued a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. The September Diagonal Note has an initial payment of $131,769 due on March 15, 2025, with monthly payments of $23,651 due on the 15th of every month thereafter until June 15, 2025.

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

On December 16, 2024, pursuant to a securities purchase agreement, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. The December Diagonal Note has mandatory monthly payments of $11,306 beginning on January 15, 2025, and due on the 15th of every month thereafter until September 15, 2025.

On January 28, 2025, pursuant to a securities purchase agreement, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. The January Diagonal Note has an initial payment of $109,918 due on July 30, 2025, with monthly payments of $19,728 due on the 30th of every month thereafter until October 30, 2025.

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

The FirstFire Note

On May 17, 2024, the Company entered into a promissory note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a promissory note in the principal amount of $240,000 with an original discount of $40,000 (the “FirstFire Note”). The FirstFire Note accrues interest at a rate of 19% per annum and has a maturity date of April 17, 2025. The proceeds from the sale of the FirstFire Note are for general corporate purposes. The FirstFire Note has mandatory monthly payments due the 17th of each month. The initial payment on August 17, 2024 is $185,600. Monthly payments from September 2024 – December 2024 are $22,000. Monthly payments from January 2025 - April 2025 are $3,000. The Company may prepay the FirstFire Note at any time without penalty. The Company’s failure to comply with the material terms of the FirstFire Note will be considered an event of default and the principal sum of the FirstFire Note will become immediately due and payable at an amount equal to 150% times the sum of (i) the then outstanding principal amount of the note plus (ii) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (iii) default interest, (iv) plus any other amounts owed to FirstFire. After the occurrence of an event of default, at any time, the FirstFire shall have the right, to convert all or any part of the outstanding and unpaid amount of the FirstFire Note into fully paid and non-assessable shares of our common stock. The conversion price shall be 61% multiplied by the Market Price (as defined in the FirstFire Note) (representing a discount rate of 39%). While the FirstFire Note remains outstanding, we will reserve 40,000 shares of our common stock free from preemptive rights, to provide for the issuance upon the full conversion of the FirstFire Note. While the FirstFire Note remains outstanding, we shall not, without the FirstFire’s written consent, sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business.

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

The Company agreed to issue to each of Quick Capital and Jefferson up to 19,650 shares of our common stock as a “Commitment Fee”

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

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The notes to the consolidated financial statements contained in this Annual Report describe our accounting policies used in the preparation of the consolidated financial statements. None of those policies are deemed to be critical accounting policies nor critical accounting estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. We continually evaluate our critical accounting policies and estimates.

Recent Accounting Pronouncements

ASU 2023-07 – Segment Reporting (Topic 280)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances existing segment reporting requirements by requiring public entities to disclose more detailed information about a reportable segment’s expenses. Specifically, it introduces a new requirement to disclose significant segment expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure of segment profit or loss. The ASU also extends certain annual segment disclosures to interim periods and clarifies that public entities with a single reportable segment must apply all existing and new segment disclosure requirements. The amendments in ASU 2023-07 are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard for the year ended December 31, 2024 on a retrospective basis.

The Company’s business consists of one operating segment, which is also its one reportable segment. The Company derives revenues by providing sales of primarily seafood products to customers. The Company’s CODM is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM reviews total assets in the consolidated balance sheets and net loss and its components in the consolidated statements of operations such as, cost of goods sold and other operating expenses, to assess financial performance and allocate resources.

ASU 2023-09 – Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU aims to enhance the transparency and usefulness of income tax disclosures by requiring public business entities to provide more disaggregated information in the effective tax rate reconciliation and for income taxes paid. Key provisions include a requirement for tabular reconciliation using both percentages and amounts, broken out into specific categories, with certain reconciling items at or above a 5% quantitative threshold further disaggregated by nature and/or jurisdiction. Additionally, the ASU requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state/local, and foreign jurisdictions, and amounts paid to individual jurisdictions that comprise 5% or more of total income taxes paid. The ASU also eliminates certain existing disclosure requirements related to unrecognized tax benefits and cumulative unrecognized deferred tax liabilities. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose more detailed information about certain costs and expenses in the notes to their financial statements, both in annual and interim filings. The objective is to provide investors with greater transparency into a company’s expense structure, enabling a better understanding of performance, assessment of future cash flows, and comparison with other entities. Key provisions include the disaggregation, in a tabular format, of specific natural expense categories such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization, within each relevant expense caption on the income statement. The ASU also requires disclosure of the total amount of selling expenses and a qualitative description of expenses remaining in the “other” category. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

Reverse Stock Split

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue Star Foods Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blue Star Foods Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31,2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2014.

Houston, Texas

June 20, 2025

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2024	DECEMBER 31, 2023

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$326,854	$24,163
Accounts receivable, net of allowances and credit losses of $39,026 and $31,064	349,641	534,195
Inventory, net	447,760	2,608,521
Advances to related party, net	-	95,525
Other current assets	1,109,494	833,472
Total Current Assets	2,233,749	4,095,876
RELATED PARTY LONG-TERM RECEIVABLE, NET	-	435,545
FIXED ASSETS, NET	122,860	303,857
RIGHT OF USE ASSET	84,145	125,014
ADVANCES TO RELATED PARTY, NET	-	1,299,984
OTHER ASSETS	113,845	102,222
TOTAL ASSETS	$2,554,599	$6,362,498
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$982,243	$661,377
Customer refunds	56,899	189,975
Deferred income	-	47,819
Current maturities of lease liabilities	35,688	35,428
Current maturities of related party long-term notes	-	100,000
Loan payable	729,698	156,938
Related party notes payable - subordinated	-	165,620
Derivative liability	49,565	1,047,049
Warrants liability	-	1,574
Other current liabilities	790,881	790,881
Total Current Liabilities	2,644,974	3,196,661
LONG-TERM LIABILITIES
Lease liability, net of current portion	48,457	89,586
Debt, net of current portion and discounts	52,865	481,329
TOTAL LIABILITIES	2,746,296	3,767,576
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024, and 0 shares issued and outstanding as of December 31, 2023	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 9,837,374 shares issued and outstanding as of December 31, 2024, and 461,722 shares issued and outstanding as of December 31, 2023	974	46
Additional paid-in capital	46,167,697	36,661,926
Accumulated other comprehensive loss	5,174	(179,995)
Accumulated deficit	(46,289,219)	(33,810,732)
Treasury stock, 151 shares as of December 31, 2024 and 151 shares as of December 31, 2023	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(191,697)	2,594,922
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,554,599	$6,362,498

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2024	2023

REVENUE, NET	$3,593,881	$6,124,529

COST OF REVENUE	4,882,871	5,966,452

GROSS PROFIT (LOSS)	(1,288,990)	158,077

COMMISSIONS	4,490	2,169
SALARIES AND WAGES	1,668,585	1,858,004
DEPRECIATION AND AMORTIZATION	5,866	4,521
OTHER OPERATING EXPENSES	7,147,468	2,525,661

LOSS FROM OPERATIONS	(10,115,399)	(4,232,278)

OTHER INCOME	51,926	12,708
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	(354,296)	2,497,088
LOSS ON SETTLEMENT OF DEBT	-	(977,188)
INTEREST EXPENSE	(2,060,718)	(1,771,942)

NET LOSS	(12,478,487)	(4,471,612)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,478,487)	$(4,471,612)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	185,169	55,858

COMPREHENSIVE LOSS	(12,293,318)	(4,415,754)

Loss per common share:
Net loss per common share - basic and diluted	$(4.15)	$(43.99)
Weighted average common shares outstanding - basic and diluted	3,005,923	101,650

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Equity

December 31, 2022	-	$-	26,766	$2	$28,329,248	$(29,339,120)	$(235,853)	$-	$(1,245,723)

Stock based compensation	-	-	-	-	69,125	-	-	-	69,125

Common stock issued for service	-	-	41,574	4	477,059	-	-	-	477,063

Common stock issued for note payment	-	-	27,584	3	3,053,085	-	-	-	3,053,088

Common stock issued for cash and exercise of warrants	-	-	251,909	26	3,913,420	-	-	-	3,913,446

Common stock issued to settle related party notes payable	-	-	34,722	3	249,997	-	-	-	250,000

Common stock issued to settle subordinated related party note	-	-	79,167	8	569,992	-	-	-	570,000

Treasury Stock	-	-	-	-	-	-	-	(76,323)	(76,323)

Net Loss	-	-	-	-	-	(4,471,612)	-	-	(4,471,612)

Cumulative translation adjustment	-	-	-	-	-	-	55,858	-	55,858

December 31, 2023	-	-	461,722	46	36,661,926	(33,810,732)	(179,995)	(76,323)	2,594,922

Stock based compensation	-	-	-	-	2,986	-	-	-	2,986

Common stock issued for service	-	-	468,118	34	301,966	-	-	-	302,000

Common stock issued for note payment	-	-	2,141,310	215	2,920,984	-	-	-	2,921,199

Common stock issued for cash	-	-	6,709,832	673	6,160,953	-	-	-	6,161,626

Common stock issued for loan commitment fees	-	-	56,392	6	118,882	-	-	-	118,888

Net Loss	-	-	-	-	-	(12,478,487)	-	-	(12,478,487)

Cumulative translation adjustment	-	-	-	-	-	-	185,169	-	185,169

December 31, 2024	-	$-	9,837,374	$974	$46,167,697	$(46,289,219)	$5,174	$(76,323)	$(191,697)

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(12,478,487)	$(4,471,612)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	2,986	69,125
Common stock issued for service	302,000	319,083
Write-off of fixed assets	276,867	-
Depreciation of fixed assets	5,866	4,521
Amortization of debt discounts	1,232,529	868,954
Allowance for inventory obsolescence	1,241,305	176,000
Allowance for related party advances and long-term receivable	1,807,829	-
Loss on settlement of debt	102,911	977,188
Lease expense	40,869	72,526
Credit loss expense	7,962	8,340
(Gain) loss on revaluation of fair value of derivative and warrant liabilities	354,296	(2,497,088)
Changes in operating assets and liabilities:
Accounts receivables	176,592	270,881
Inventories	919,456	2,023,631
Advances to related parties	95,525	123,000
Other current assets	(348,322)	140,290
Right of use liability	(40,869)	(71,946)
Other assets	(35,932)	4,467
Accounts payable and accruals	321,619	(1,737,997)
Customer refunds	(133,076)	189,975
Deferred income	(47,819)	-
Net Cash (Used in) Operating Activities	(6,195,893)	(3,530,662)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(101,736)	(159,609)
Net Cash (Used in) Investing Activities	(101,736)	(159,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	6,161,626	1,799,506
Proceeds from sale of prefunded warrants	-	4,678,924
Proceeds from working capital line of credit	-	2,405,034
Proceeds from short-term loans	2,477,790	700,000
Proceeds from convertible debt	-	1,140,000
Repayments of working capital line of credit	-	(4,182,971)
Repayments of short-term loans	(1,955,924)	(623,000)
Principal payments of convertible debt	-	(2,007,435)
Repayments of related party notes payable	(265,620)	(157,380)
Purchase of treasury stock	-	(76,323)
Net Cash Provided by Financing Activities	6,417,872	3,676,355

Effect of Exchange Rate Changes on Cash	182,448	28,817

NET INCREASE IN CASH AND CASH EQUIVALENTS	302,691	14,901

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	24,163	9,262

CASH AND CASH EQUIVALENTS – END OF PERIOD	$326,854	$24,163

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$624,496	$955,483

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued to settle related party notes payable and accrued interest	-	250,000
Common stock issued for partial conversion of note payable	2,904,886	3,053,088
Common stock issued for loan commitment fees	118,888	-
Derivative liability recognized on issuance of convertible note	47,411	383,672
Warrant liability recognized on issuance of convertible note	-	453,746
Common stock issued to settle subordinated related party note	-	570,000

The accompanying notes are an integral part of these audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 1. Company Overview

Blue Star Foods Corp., a Delaware corporation (“we”, “our”, the “Company”), is an international sustainable marine protein company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. The Company’s main operating business, John Keeler & Co., Inc. (“Keeler & Co.”) was incorporated in the State of Florida in May 1995. The Company has three other subsidiaries, Coastal Pride, TOBC and AFVFL, which maintain the Company’s fresh crab meat, steelhead salmon and packaged seafood and other inventory businesses, respectively. The Company’s current source of revenue is importing blue and red swimming crab meat primarily from South East Asia and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh, and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada.

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

On February 1, 2024, the Company entered into a ninety-day Master Services Agreement (the “Services Agreement”) with Afritex Ventures, Inc. a Texas corporation (“Afritex”), pursuant to which the Company will be responsible for all of Afritex’s operations and finance functions. The Company will provide Afritex with working capital in order to sustain operations and will purchase certain inventory listed in the Services Agreement. In consideration for its services, during the term of the Services Agreement, the Company will earn all of the revenue and profits by the purchase and sale of Afritex’s inventory. Under the Services Agreement, Afritex may not sell or otherwise use as consideration any of its intellectual property without the Company’s consent. The Company must maintain certain commercial liability insurance during the term of the Services Agreement. The Services Agreement also provides that the Company may not solicit Afritex employees for 24 months nor circumvent existing business relationships of Afritex for three years, after the term of the Services Agreement. The term of the Services Agreement will automatically extend for three thirty-day periods, if Afritex’s outstanding debt is no greater than $325,000. The Company automatically extended the Service Agreement to August 31, 2024 after which it expired. The Company incurred losses of approximately $1.5 million from our Services Agreement with Afritex.

In connection with the Services Agreement, on February 12, 2024, the Company entered into an Intangibles Assets and Machinery Option to Purchase Agreement with Afritex (the “Option Agreement”). Pursuant to the Option Agreement, the Company has the option to purchase Afritex’s intangible assets, machinery and equipment set forth in the Option Agreement for a purchase price of $554,714 for machinery and equipment and 100,000 shares of the Company’s common stock were issued on February 12, 2024 to be held in escrow, for intangible assets. The Company did not exercise its option to purchase such intangible assets, machinery and equipment.

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

Note 2. Restatement of Previously Issued Unaudited Financial Statements

In the course of preparing our December 31, 2024 financial statements, the Company determined that it had incorrectly applied the provisions of ASC 606 in revenues recorded pursuant to our service agreement with Afritex Texas and also incorrectly accounted certain inventory transactions and expenses related to such agreement. Specifically, the Company determined that not all of the criteria under ASC 606-10-25-1 was met to support the recognition of revenues amounting to approximately $1.2 million for the three months ended March 31, 2024, approximately $1.1 million and $2.3 million for the three and six months ended June 30, 2024 and approximately $0.6 million and $3.0 million for the three and nine months ended September 30, 2024. The above also resulted to errors in the accounting of the Company’s inventory and other related transactions with Afritex. These errors resulted to misstatements that required restatement of our previously issued unaudited interim financial statements for 2024.

The following tables present the impact of the restatements, to the applicable line items in the unaudited consolidated balance sheets, unaudited consolidated statements of operations, and unaudited consolidated statements of cash flow to the Company’s previously issued unaudited consolidated financial statements for the three months ended March 31, 2024, the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024. The restatements did not impact the reported amounts of net cash used in operating, investing and financing activities for the above-mentioned periods.:

Consolidated Balance Sheet (unaudited) as of,

	March 31, 2024			June 30, 2024			September 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Accounts receivable, net	$910,815	$(490,750)	$420,065	$600,478	$(400,833)	$199,645	$1,316,093	$(994,740)	$321,353
Inventory, net	2,280,480	(526,329)	1,754,151	2,638,108	(993,816)	1,644,292	2,366,056	(815,304)	1,550,752
Other current assets	1,326,011	343,599	1,669,610	2,455,069	724,095	3,179,164	1,697,407	(501,381)	1,196,026
Total current assets	4,539,604	(673,480)	3,866,124	5,766,765	(670,554)	5,096,211	5,452,253	(2,311,425)	3,140,828
Total assets	6,858,362	(673,480)	6,184,882	8,104,796	(670,554)	7,434,242	7,837,292	(2,311,425)	5,525,867
Accounts payable and accruals	1,061,169	(487,124)	574,045	839,494	(292,407)	547,087	836,849	(210,867)	625,982
Total current liabilities	3,669,807	(487,124)	3,182,683	3,232,506	(292,407)	2,940,099	2,924,403	(210,867)	2,713,536
Total liabilities	4,282,022	(487,124)	3,794,898	3,489,951	(292,407)	3,197,544	3,111,973	(210,867)	2,901,106
Accumulated deficit	(34,903,827)	(186,356)	(35,090,183)	(36,745,793)	(378,147)	(37,123,940)	(38,070,941)	(2,100,558)	(40,171,499)
Total stockholders’ equity	2,576,340	(186,356)	2,389,984	4,614,845	(378,147)	4,236,698	4,725,319	(2,100,558)	2,624,761
Total liabilities and stock holders’ equity	6,858,362	(673,480)	6,184,882	8,104,796	(670,554)	7,434,242	7,837,292	(2,311,425)	5,525,867

Consolidated Statements of Operations and Comprehensive loss (unaudited) as of,

	Three Months Ended March 31
	As Previously Reported	Adjustments	As Restated
Revenue, net	$2,260,329	$(1,200,974)	$1,059,355
Cost of revenue	2,089,567	(990,578)	1,098,989
Gross profit	170,762	(210,396)	(39,634)
Other Operating Expenses	705,651	(24,040)	681,611
Loss from operations	(842,199)	(186,356)	(1,028,555)
Net loss	(1,093,095)	(186,356)	(1,279,451)
Net loss attributable to common stockholders	(1,093,095)	(186,356)	(1,279,451)
Comprehensive loss	(1,015,062)	(186,356)	(1,201,418)
Net loss per common share - basic and diluted	(2.07)	(0.35)	(2.42)

Consolidated Statements of Operations and Comprehensive loss (unaudited) as of,

	Three months ended June 30, 2024			Six months ended June 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue, net	$1,776,558	$(1,141,540)	$635,018	$4,036,887	$(2,342,514)	$1,694,373
Cost of revenue	1,482,041	(894,525)	587,516	3,571,608	(1,885,103)	1,686,505
Gross profit	294,517	(247,015)	47,502	465,279	(457,411)	7,868
Other operating expenses	689,414	(55,224)	634,190	1,395,065	(79,264)	1,315,801
Loss from operations	(691,723)	(191,790)	(883,513)	(1,533,922)	(378,147)	(1,912,069)
Net loss	(1,841,967)	(191,790)	(2,033,757)	(2,935,062)	(378,147)	(3,313,209)
Net loss attributable to common shareholders	(1,841,967)	(191,790)	(2,033,757)	(2,935,062)	(378,147)	(3,313,209)
Comprehensive loss	(1,823,178)	(191,790)	(2,014,968)	(2,838,240)	(378,147)	(3,216,387)
Net loss per common share - basic and diluted	(1.52)	(0.16)	(1.68)	(3.39)	(0.44)	(3.82)

Consolidated Statements of Operations and Comprehensive loss (unaudited) as of,

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenue, net	$884,283	$(624,504)	$259,779	$4,921,170	$(2,967,018)	$1,954,152
Cost of revenue	887,850	(336,734)	551,116	4,459,458	(2,221,838)	2,237,620
Gross profit (loss)	(3,567)	(287,770)	(291,337)	461,712	(745,180)	(283,468)
Commissions	11,429	(11,429)	-	15,650	(11,429)	4,221
Other operating expenses	631,722	1,446,071	2,077,793	2,026,787	1,366,807	3,393,594
Loss from operations	(919,795)	(1,722,412)	(2,642,207)	(2,453,717)	(2,100,558)	(4,554,275)
Net loss	(1,325,147)	(1,722,412)	(3,047,559)	(4,260,209)	(2,100,558)	(6,360,767)
Net loss attributable to common shareholders	(1,325,147)	(1,722,412)	(3,047,559)	(4,260,209)	(2,100,558)	(6,360,767)
Comprehensive loss	(1,343,145)	(1,722,412)	(3,065,557)	(4,181,385)	(2,100,558)	(6,281,943)
Net loss per common share - basis and diluted	(0.48)	(0.63)	(1.11)	(2.84)	(1.40)	(4.24)

Consolidated Statements of Cash Flows (unaudited) as of,

	Three Months Ended March 31, 2024			Six Months Ended June 30, 2024			Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net Loss	$(1,093,095)	$(186,356)	$(1,279,451)	$(2,935,062)	$(378,147)	$(3,313,209)	$(4,260,209)	$(2,100,558)	$(6,360,767)
Credit loss expense	4,051	4,051	-	-		-	35,096	35,096	-
Accounts receivables	(380,671)	(494,801)	114,130	(66,283)	(400,833)	334,550	(816,994)	(1,029,836)	212,842
Inventories	167,992	(526,329)	694,321	(400,510)	(993,816)	593,306	(472,435)	(815,304)	342,869
Other current assets	(102,539)	343,599	(446,138)	(799,947)	724,095	(1,524,042)	(863,936)	(501,381)	(362,556)
Accounts payable and accruals	388,691	487,124	(98,433)	130,298	292,407	(162,109)	127,653	210,867	(83,214)

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Keeler & Co, Inc. a wholly owned subsidiary, Coastal Pride Seafood, LLC (“Coastal Pride”), a wholly owned subsidiary of Keeler & Co., Inc., Taste of BC Aquafarms, Inc. (“TOBC”), a wholly owned subsidiary, and Afritex Ventures Inc. (“AFVFL”) a wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the year ended December 31, 2024 and December 31, 2023.

Cash and Cash Equivalents

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents.

The Company considers any cash balance in the lender designated cash collateral account as restricted cash. All cash proceeds must be deposited into the cash collateral account, and will be cleared and applied to the line of credit. The Company has no access to this account, and the purpose of the funds is restricted to repayment of the line of credit.

Accounts Receivable

Accounts receivable consists of unsecured obligations due from customers under normal trade terms, usually net 30 days. The Company grants credit to its customers based on the Company’s evaluation of a particular customer’s credit worthiness.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of December 31, 2024, and 2023, the Company recorded sales return, allowances, discounts and refund liability of approximately $39,000 and $265,700, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2024 and 2023.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. For the year ended December 31, 2024, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $286,319 which was charged to cost of goods sold and an inventory allowance of $1,417,305.

The Company’s inventory as of December 31, 2024 and December 31, 2023 consists of:

	December 31, 2024	December 31, 2023

Inventory purchased for resale	$1,644,085	$1,708,311
Feeds and eggs processed	65,924	102,373
Raw materials for packaged seafood	155,056
In-transit inventory	-	973,837
Less: Inventory allowance	(1,417,305)	(176,000)
Inventory, net	$447,760	$2,608,521

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

As of December 31, 2023, the balance due from Bacolod for future shipments was approximately $1,300,000. During the year ended December 31, 2024, the Company determined it was appropriate to record an allowance for the full balance due from Bacolod. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the years ended December 31, 2024 and 2023.

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

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. No impairment was recorded related to fixed assets as of December 31, 2024 and 2023.

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

The assets and liabilities held by TOBC have a functional currency other than the U.S. Dollar. The TOBC results were translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. TOBC’s revenue and expenses were translated into U.S. Dollars at the average rates that prevailed during the period. The rate used in the financial statements for TOBC as presented for December 31, 2024 was 0.70 Canadian Dollars to U.S. Dollars and for December 31, 2023 was 0.74 Canadian Dollars to U.S. Dollars. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment of approximately $185,169 and $55,900 for the years ended December 31, 2024 and December 31, 2023, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, as such, we record revenue when our customer obtains control of the promised goods or services in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company’s source of revenue is from importing blue and red swimming crab meat primarily from India, Brazil, Indonesia, and Peru and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh and steelhead salmon and rainbow trout fingerlings produced by TOBC under the brand name Little Cedar Farms for distribution in Canada. We sell primarily to food service distributors. The Company also sells its products to wholesalers, retail establishments and seafood distributors.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2024.

December 31, 2024
Assets
Operating lease assets	$84,145

Liabilities
Current	$35,688
Operating lease liabilities
Noncurrent
Operating lease liabilities	$48,457

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2024
Cash used in operating activities:
Operating leases	$40,869
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2024
Weighted-average remaining lease term
Operating leases	2.25 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of December 31, 2024, were as follows:

Operating Leases

2025	41,756
2026	41,756
2027	10,439
2028	-
Total lease payments	$93,951
Less: amount of lease payments representing interest	(9,806)
Present value of future minimum lease payments	$84,145
Less: current obligations under leases	$(35,688)
Non-current obligations	$48,457

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $13,000 and $4,500, for the years ended December 31, 2024 and 2023, respectively.

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

Customer Concentration

The Company had five customers which accounted for approximately 48% of revenue during the year ended December 31, 2024. Two customer accounted for 31% of revenue during the year ended December 31, 2024.

The Company had sixteen customers which accounted for approximately 52% of revenue during the year ended December 31, 2023. Two customers accounted for 22% of revenue during the year ended December 31, 2023.

The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had four major suppliers located in India, Brazil, Peru, and Indonesia which accounted for approximately 61% of the Company’s total purchases during the year ended December 31, 2024. The Company’s largest supplier is located in India and accounted for 20% of the Company’s total purchases in the year ended December 31, 2024.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. The Company believes the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liability on convertible debt	$49,565	$-	$-	$49,565
Total	$49,565	$-	$-	$49,565

	December 31, 2023
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liability on convertible debt	$1,047,049	$-	$-	$1,047,049
Warrant liability	1,574	-	-	1,574
Total	$1,048,623	$-	$-	$1,048,623

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Derivative liability balance, beginning of year	$1,047,049	$-
Issuance of derivative liability during the period	47,410	383,672
Settlement of derivative liability	(1,384,450)	-
Change in derivative liability during the period	339,556	663,377
Derivative liability balance, end of year	$49,565	$1,047,049

Warrant liability balance, beginning of year	$1,574	$-
Issuance of warrant liability during the period	-	5,032,025
Settlement of warrant liability	-	(1,869,986)
Change in warrant liability during the period	(1,574)	(3,160,465)
Warrant liability balance, end of year	$-	1,574

The fair market value of all derivatives and warrant liability as of December 31, 2023 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$7.00
Expected dividend yield	0.00%
Expected stock price volatility	133.54%
Risk-free interest rate	4.79%
Expected term	1.50 years

The fair market value of all derivatives and warrant liability as of December 31, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.13
Expected dividend yield	0.00%
Expected stock price volatility	189.14%
Risk-free interest rate	4.32%
Expected term	0.58 years

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants and convertible notes for each year. For the years ended December 31, 2024 and 2023, the following common stock equivalents were excluded from the calculation of diluted earnings per share as their impact would be anti-dilutive due to the Company’s net loss.

	Year ended December 31, 2024	Year ended December 31, 2023

Options	$4,935	$6,331
Warrants	12,205	14,619
Convertible Notes	641,026	234,170
Total	$658,166	$255,120

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

As of December 31, 2024, and 2023, there was approximately $8,300 and $83,000, respectively, in interest paid to related parties notes payable.

As of December 31, 2024, the Company had outstanding advances of $72,300 to Sustainable Seafood Philippines, a related party, in connection with the planned acquisition of Bacolod’s assets, which will be carried out by Sustainable Seafood Philippines. The Company recorded a full valuation allowance on these advances due to uncertainty regarding collectability.

During the year ended December 31, 2024, the Company recognized a full valuation allowance on its long-term receivable of $435,540 with Strike the Gold Foods Limited (“Strike the Gold”), a related party, due to uncertainty regarding its collectability. During the year ended December 31, 2024, the Company advanced $37,500 for shipment expenses in connection with product sold to Strike the Gold of $210,354. A full valuation allowance was also recognized for the advances while the recognition of the sales was deferred until the consideration is collected.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2024 or 2023.

Recent Accounting Pronouncements

Segment Information

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU enhances existing segment reporting requirements by requiring public entities to disclose more detailed information about a reportable segment’s expenses. Specifically, it introduces a new requirement to disclose significant segment expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included in the reported measure of segment profit or loss. The ASU also extends certain annual segment disclosures to interim periods and clarifies that public entities with a single reportable segment must apply all existing and new segment disclosure requirements. The amendments in ASU 2023-07 are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective January 1, 2024.

The Company’s business consists of one operating segment, which is also its one reportable segment. The Company derives revenue by providing sales of primarily seafood products to customers. The Company’s CODM is its chief executive officer who reviews financial information presented on a consolidated basis. The CODM reviews total assets in the consolidated balance sheets and net loss and its components in the consolidated statement of operations such as, cost of goods sold and other operating expenses, to assess financial performance and allocate resources.

ASU 2023-09 – Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU aims to enhance the transparency and usefulness of income tax disclosures by requiring public business entities to provide more disaggregated information in the effective tax rate reconciliation and for income taxes paid. Key provisions include a requirement for tabular reconciliation using both percentages and amounts, broken out into specific categories, with certain reconciling items at or above a 5% quantitative threshold further disaggregated by nature and/or jurisdiction. Additionally, the ASU requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state/local, and foreign jurisdictions, and amounts paid to individual jurisdictions that comprise 5% or more of total income taxes paid. The ASU also eliminates certain existing disclosure requirements related to unrecognized tax benefits and cumulative unrecognized deferred tax liabilities. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. The Company does not expect this adoption to have a material impact on its consolidated financial statements.

ASU 2024-03 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires public business entities to disclose more detailed information about certain costs and expenses in the notes to their financial statements, both in annual and interim filings. The objective is to provide investors with greater transparency into a company’s expense structure, enabling a better understanding of performance, assessment of future cash flows, and comparison with other entities. Key provisions include the disaggregation, in a tabular format, of specific natural expense categories such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization, within each relevant expense caption on the income statement. The ASU also requires disclosure of the total amount of selling expenses and a qualitative description of expenses remaining in the “other” category. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

Note 4. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $12,478,487, has an accumulated deficit of $46,289,219 and working capital deficit of $411,225. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 5. Other Current Assets

Other current assets totaled $1,109,494 and $833,472 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, approximately $943,000 and $136,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 6. Fixed Assets, Net

Fixed assets comprised the following at December 31:

	2024	2023
Computer equipment	$55,346	$47,908
RAS system	-	140,214
Automobiles	94,298	-
Leasehold improvements	17,904	17,904
Building improvements	-	136,653
Total	167,548	342,679
Less: Accumulated depreciation and impairment	(44,688)	(38,822)
Fixed assets, net	$122,860	$303,857

During the year ended December 31, 2024, the Company wrote off building improvements and RAS system improvements with a total carrying amount of $276,867 as they were determined to be no longer useful.

For the years ended December 31, 2024 and 2023, depreciation expense totaled approximately $5,900 and $4,500, respectively.

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

John Keeler Promissory Notes – Subordinated

The Company had unsecured promissory notes outstanding to John Keeler of $0 and $165,620 as of December 31, 2024 and 2023, respectively. These notes are payable on demand and bear an annual interest rate of 6%. Since March 31, 2021, these notes are subordinated to the Lighthouse note. The Company made principal payments during the year ended December 31, 2024 and 2023 of $165,620 and $157,380, respectively. During the year ended December 31, 2023, the Company issued 79,167 shares of its common stock to settle $570,000 principal of the subordinated notes.

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

For the year ended December 31, 2024, $100,000 of the outstanding principal was paid cash.

Interest expense for the note totaled approximately $3,800 and $14,100 during the year ended December 31, 2024 and December 31, 2023, respectively.

As of December 31, 2024 and December 31, 2023, the outstanding principal balance on the note totaled $0 and $100,000, respectively.

Lind Global Fund II LP notes

2022 Note

On January 24, 2022, the Company entered into a securities purchase agreement with Lind Global Fund II LP, a Delaware limited partnership (“Lind”), pursuant to which the Company issued Lind a secured, two-year, interest free convertible promissory note in the principal amount of $5,750,000 (the “2022 Lind Note) and a five-year warrant to purchase 1,000,000 shares of common stock at an exercise price of $4.50 per share, subject to customary adjustments (1,000 shares of common stock at an exercise price of $4,500 per share after taking into account the Company’s Reverse Stock Split). The warrant provides for cashless exercise and for full ratchet anti-dilution if the Company issues securities at less than $4.50 per share (exercise price of $4,500 per share after taking into account the Company’s Reverse Stock Split). In connection with the issuance of the 2022 Lind Note and the warrant, the Company paid a $150,000 commitment fee to Lind and $87,144 of debt issuance costs. The Company recorded a total of $2,022,397 debt discount at issuance of the debt, including original issuance discount of $750,000, commitment fee of $150,000, $87,144 debt issuance cost, and $1,035,253 related to the fair value of warrants issued. Amortization expense recorded in interest expense totaled $0 and $643,777 for the year ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and December 31, 2023, the unamortized discount on the 2022 Lind Note was $0, respectively.

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

The 2022 Lind Note is convertible into common stock at $5.00 per share ($5,000 per share after taking into account the Company’s Reverse Stock Split), subject to certain adjustments, on April 22, 2022; provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. If shares are issued by the Company at less than the conversion price, the conversion price will be reduced to such price.

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

During the year ended December 31, 2023, the Company made aggregate principal payments on the 2022 Lind Note of $2,075,900 through the issuance of an aggregate of 27,584 shares of common stock. On September 15, 2023, the Company paid $2,573,142 to Lind and the 2022 Lind Note was extinguished.

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

On August 3, 2024 the Company and Lind entered into a waiver and acknowledgement agreement.

The Company and Lind previously entered into that certain Securities Purchase Agreement, dated as of May 20, 2023, as amended on July 27, 2023 pursuant to which the Company issued Lind a senior convertible promissory note in the principal amount of $300,000. Each of the Company and Lind acknowledge that the amounts owing under the convertible promissory note as of the filing of the Waiver Agreement is equal to $355,500.00.

During the year ended December 31, 2024, $1,500,000 of note principal was converted to 1,891,310 shares of common stock. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. As of December 31, 2024, the total derivative liability and warrant liability was $49,565 and $0, respectively.

Agile Lending, LLC loan

On June 14, 2023, the Company, through its subsidiary Keeler & Co. (“Borrowers”) entered into a subordinated business loan and security agreement with Agile Lending, LLC as lead lender (“Agile”) and Agile Capital Funding, LLC as collateral agent, which provides for a term loan to the Company in the amount of $525,000 which principal and interest (of $231,000) is due on December 15, 2023. Commencing June 23, 2023, the Company is required to make weekly payments of $29,077 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $25,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated June 14, 2023, in the principal amount of $525,000 which note is secured by all of the Borrower’s assets, including receivables. For the year ended December 31, 2023, the Company made principal and interest payments on the loan totaling $525,000 and $116,658, respectively, and the outstanding interest balance was refinanced on January 2, 2024 loan. The refinancing provides for a term loan to the Company in the amount of $122,491 which principal and interest (of $48,996) is due on May 31, 2024. Commencing January 5, 2024, the Company is required to make weekly payments of $7,795 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $5,833 was paid on the loan. A default interest rate of 5% will become effective upon the occurrence of an event of default. In connection with the refinanced loan, Agile was issued a subordinated secured promissory note, dated January 2, 2024, in the principal amount of $122,491 which note is secured by all of the Borrower’s assets, including receivables. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $122,491 and interest payments of $48,996. The outstanding balance on the loan was $0 as of December 31, 2024.

On October 19, 2023, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) and is due on April 1, 2024. Commencing October 19, 2023, the Company is required to make weekly payments of $12,250 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated October 19, 2023, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $112,000 and interest payments of $84,000. The outstanding balance on the loan was $0 as of December 31, 2024.

On March 1, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $79,800) is due on August 29, 2024. Commencing March 7, 2024, the Company is required to make weekly payments of $11,146 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated March 1, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $210,000 and interest payments of $79,800. The outstanding balance on the loan was $0 as of December 31, 2024.

On May 9, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on November 22, 2024. Commencing May 17, 2024, the Company is required to make weekly payments of $10,500 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated May 9, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $210,000 and interest payments of $84,000 were made. The outstanding balance on the loan was $0 as of December 31, 2024.

On July 25, 2024, the Borrowers entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $210,000 which principal and interest (of $84,000) is due on January 31, 2025. Commencing August 2, 2024, the Company is required to make weekly payments of $10,889 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $10,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated July 25, 2024, in the principal amount of $210,000 which note is secured by all of the Borrowers’ assets, including receivables. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $210,000 and interest payments of $29,556 were made. The outstanding balance on the loan was $0 as of December 31, 2024.

ClearThink Term Loan

On January 18, 2024, the Company entered into the Revenue-Based Factoring MCA Plus Agreement with ClearThink Capital LLC (“ClearThink”) which provides, among other things, for a 33-week term loan in the principal amount of $200,000 (with an additional one-time commitment fee of $50,000). Interest accrues at the rate of 25% per annum with an additional 5% default interest rate or $50,000 will be added to the principal amount and accrue after principal is paid. The Company is required to make biweekly payments of $14,706, commencing February 1, 2024 for the term of the agreement. On January 25, 2024, the Company issued 7,092 shares of common stock to ClearThink as a commitment fee, with a fair value of $50,000. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $200,000 and interest payments of $50,000. The outstanding balance on the loan was $0 as of December 31, 2024.

1800 Diagonal Notes

On April 16, 2024, the Company issued to 1800 Diagonal Lending LLC, a Virginia limited liability company (“Diagonal”), a convertible promissory note in the principal amount of $138,000 with an original issue discount of $23,000 (the “April Diagonal Note”). The April Diagonal Note has a one-time interest payment of $26,220 paid upon issuance and a maturity date of January 15, 2025. The proceeds from the sale of the April Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the April Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the note into shares of the Company’s common stock at a conversion price of 61% of the market price as described in the First Diagonal Note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the April Diagonal Note. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $138,000 and interest payments of $26,220. The outstanding balance on the loan was $0 as of December 31, 2024.

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the year ended December 31, 2024, no principal and interest payments were made. The outstanding balance on the loan was $179,400 as of December 31, 2024.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $40,634 and interest payments of $4,876. The outstanding balance on the loan was $81,266 as of December 31, 2024.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the year ended December 31, 2024, the Company made no principal and interest payments on the loan. The outstanding balance on the loan was $90,850 as of December 31, 2024.

The Hart Note

On April 16, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Hart Associates, LLC, a Delaware limited liability company (the “Hart”), pursuant to which the Company issued a promissory note in the principal amount of $300,000 and will issue 10,000 shares of its common stock to Hart (the “Hart Note”). The Hart Note has a one-time interest payment of $50,000 payable on the maturity date of May 15, 2024, which was extended to August 15, 2024. The proceeds from the sale of the Hart Note are for general working capital. The Company may prepay the Hart Note at any time without penalty. The Company’s failure to comply with the material terms of the Hart Note will be considered an event of default and the principal sum of the Hart Note will increase by 20% of the outstanding balance for each subsequent 30 days it remains in default. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $250,000, and interest payments of $50,000. The outstanding balance on the loan was $0 as of December 31, 2024.

The FirstFire Note

On May 17, 2024, the Company entered into a promissory note with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (the “FirstFire”), pursuant to which the Company issued a promissory note in the principal amount of $240,000 with an original discount of $40,000 (the “FirstFire Note”). The FirstFire Note accrues interest at a rate of 19% per annum and has a maturity date of April 17, 2025. The proceeds from the sale of the FirstFire Note are for general corporate purposes. The FirstFire Note has mandatory monthly payments due the 17th of each month. The initial payment on August 17, 2024 is $185,600. Monthly payments from September 2024 – December 2024 are $22,000. Monthly payments from January 2025 - April 2025 are $3,000. The Company may prepay the FirstFire Note at any time without penalty. The Company’s failure to comply with the material terms of the FirstFire Note will be considered an event of default and the principal sum of the FirstFire Note will become immediately due and payable at an amount equal to 150% times the sum of (i) the then outstanding principal amount of the note plus (ii) accrued and unpaid interest on the unpaid principal amount of the note to the date of payment plus (iii) default interest, (iv) plus any other amounts owed to FirstFire. After the occurrence of an event of default, at any time, the FirstFire shall have the right, to convert all or any part of the outstanding and unpaid amount of the FirstFire Note into fully paid and non-assessable shares of our common stock. The conversion price shall be 61% multiplied by the Market Price (as defined in the FirstFire Note) (representing a discount rate of 39%). While the FirstFire Note remains outstanding, we will reserve 40,000 shares of our common stock free from preemptive rights, to provide for the issuance upon the full conversion of the FirstFire Note. While the FirstFire Note remains outstanding, we shall not, without the FirstFire’s written consent, sell, lease, or otherwise dispose of any significant portion of our assets outside the ordinary course of business. For the year ended December 31, 2024, the Company made principal payments on the loan totaling $240,000, and interest payments of $40,000. The outstanding balance on the loan was $0 as of December 31, 2024.

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

During the year ended December 31, 2024, the Company made aggregate principal payments on the Private Placement Notes of $192,486 of which $20,436 was paid through the issuance of an aggregate of 250,000 shares of common stock. The outstanding balance on the loan was $357,514 as of December 31, 2024.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. As of December 31, 2024, the outstanding balance on the vehicle loan was $69,299.

First West Credit Union CEBA Loan

On June 24, 2021, the Company assumed a commercial term loan with First West Credit Union Canada Emergency Business Account (“CEBA”) in the principal amount of CAD$60,000 in connection with the acquisition of TOBC. The loan initially bears no interest and is due on December 31, 2022. Under the amended terms, if no more than 75% of the principal was repaid by December 31, 2023, the full amount would convert to a term loan bearing interest at an annual rate of 5.0%, with interest only monthly payments beginning January 1, 2024, and the full principal due by December 31, 2026. As of December 31, 2024, the outstanding balance on the loan was CAD$60,000.

Interest expense totaled $2,060,718 and $1,771,942 for the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, approximately $1,232,500 and $868,900 of the balance was related to amortization on debt discount and cash paid interest.

Note 8. Stockholders’ Equity

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

For the year ended December 31, 2024 and 2023, the Company had no preferred stock outstanding.

Common Stock

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

On December 31, 2023, the Company issued an aggregate of 79,167 shares of common stock to John Keeler’s designee in lieu of payment of $570,000 of the principal amount of outstanding promissory notes held by Mr. Keeler.

On December 31, 2023, the Company issued 3,472 shares of common stock to each of Silvia Alana, Nubar Herian and John Keeler, 5,556 shares of common stock to each of Timothy McLellan and Trond Ringstad, 2,025 shares of common stock to Juan Carlos Dalto and 7,986 shares of common stock to Jeffrey Guzy with a total fair value of $227,083 for serving as directors of the Company.

On December 31, 2023, the Company issued 34,722 shares of common stock to Walter Lubkin Jr. in lieu of $250,000 of outstanding principal payment due under promissory notes issued by the Company in connection with the Coastal Pride acquisition.

During the year ended December 31, 2023, the Company issued an aggregate of 4,785 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

During the year ended December 31, 2023, the Company issued an aggregate of 27,612 shares of common stock for cash proceeds of $343,849 pursuant to a securities purchase agreement, dated May 16, 2023, with ClearThink. In connection with such agreement, the Company also issued 1,250 shares of common stock to ClearThink as a commitment fee, with a fair value of $141,250, which was recorded as stock issuance costs.

During the year ended December 31, 2023, between October 2023 and November 2023, the Company issued an aggregate of 167,015 shares upon the exercise of warrants pursuant to a securities purchase agreement.

During the year ended December 31, 2023, the Company issued an aggregate of 27,584 shares of common stock to Lind with a fair value of $3,053,088 as payment of $2,075,900 of note principal due on a convertible promissory note, and recorded a loss of $977,188.

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

On December 27, 2024, the Company issued an aggregate of 250,000 shares of common stock to Jefferson as partial conversion of $20,436 principal pursuant to the convertible promissory note.

During the year ended December 31, 2024, the Company issued an aggregate of 1,339,656 shares of common stock in consideration of net proceeds of $2,975,610 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink.

During the year ended December 31, 2024, the Company issued an aggregate of 1,891,310 shares of common stock to Lind as partial conversion of $1,500,000 principal pursuant to the May 2023 convertible promissory note.

During the year ended December 31, 2024, the Company issued an aggregate of 128,118 shares of common stock to the designee of ClearThink with a fair value of $132,000 for consulting services provided to the Company.

During the year ended December 31, 2024, the Company sold an aggregate of 5,370,176 shares of common stock for net proceeds of $3,186,016 in an “at the market” offering pursuant to a sales agreement between the Company and H.C. Wainwright & Co., LLC (“Wainwright”).

Note 9. Options

During the years ended December 31, 2024 and December 31, 2023, $2,968 and $69,125, respectively, in compensation expense was recognized on the following:

1.	Ten-year options to purchase an aggregate of 351 shares of common stock at an exercise price of $2,000.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various long-term employees under the 2018 Plan during the year ended December 31, 2019 and 166 was forfeited during the year ended December 31, 2024.
2.	Ten-year option to purchase 250 shares of common stock at an exercise price of $2,000.00, which vest as to 20% of the shares subject to the option each year from the date of grant, were issued to an officer of the Company under the 2018 Plan during the year ended December 31, 2019.
3.	Ten-year options to purchase an aggregate of 25 shares of common stock at an exercise price of $2,000.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various contractors during the year ended December 31, 2019 and 25 was forfeited during the year ended December 31, 2024.
4.	Three-year options to purchase an aggregate of 500 shares of common stock at an exercise price of $2,000.00, which vest in equal monthly installments during the first year from the date of grant, were issued to the Company’s directors during the year ended December 31, 2021 and expired in accordance with their terms during the year ended December 31, 2024.
5.	Three-year option to purchase 7 shares of common stock at an exercise price of $6,000.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2021 and was forfeited during the year ended December 31, 2024.
6.	Five-year options to purchase an aggregate of 175 shares of common stock at an exercise price of $2,000.00, which vest in equal monthly installments during the term of the option, were issued to the Company’s directors during the year ended December 31, 2022 and 25 was forfeited during the year ended December 31, 2024.
7.	Three-year options to purchase 28 shares of common stock at an exercise price of $860.00, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022.
8.	Three-year option to purchase 6 shares of common stock at an exercise price of $790.00, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022.
9.	Three-year option to purchase 864 shares of common stock at an exercise price of $40.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2023 and was forfeited during the year ended December 31, 2024.
10.	Three-year option to purchase 1,030 shares of common stock at an exercise price of $17.50, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2023.

The following table summarizes the assumptions used to estimate the fair value of the stock options granted for the years ended December 31, 2024 and 2023:

	2024	2023
Expected Volatility	-%	35% – 45%
Risk Free Interest Rate	-%	2.87% – 4.72%
Expected life of options	-	3.0 – 5.0

On August 3, 2023, the Company granted an officer a three-year option to purchase 864 shares of common stock at an exercise price of $40.00, which vest in equal monthly installments during the term of the option.

On October 1, 2023, the Company granted an employee a three-year option to purchase 1,030 shares of common stock at an exercise price of $18.00, which vest in equal monthly installments during the term of the option.

Under the Black-Scholes option pricing model, the fair value of the 864 options and 1,030 options granted during the year ended December 31, 2023 is estimated at $12,261 and $5,489, respectively, on the date of grant using the following assumptions: stock price of $40.00 and $18.00 at the grant date, exercise price of the option, option term, volatility rate of 45.44% and 35.97% and risk-free interest rate of 4.58% and 4.72%, respectively. The unrecognized portion of the expense remaining at December 31, 2024, is $0 and $3,131, respectively, which is expected to be recognized to expense over a period of two years.

The following table represents option activity for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	4,462	$2,000.00	5.25
Exercisable – December 31, 2022	4,122	$2,000.00	5.28	$-
Granted	1,894	$29.00
Forfeited	(25)	$2,000.00
Vested	4,398	-
Outstanding – December 31, 2023	6,331	$1,426.52	3.80
Exercisable – December 31, 2023	4,398	$1,426.52	4.27	$-
Granted	-	$-
Forfeited	1,087	$-
Expired	500	$-
Vested	4,076	-
Outstanding – December 31, 2024	4,744	$1,532.26	3.34
Exercisable – December 31, 2024	4,076	$1,532.26	3.61	$-

For the year ended December 31, 2023, the Company determined that the five-year option to purchase 25 shares of common stock at an exercise price of $2,000.00 granted to a director in 2022 was forfeited as the director resigned in 2023.

For the year ended December 31, 2024, the Company determined that the five-year option to purchase 25 shares of common stock at an exercise price of $2,000.00 granted to a director in 2022 was forfeited as the director resigned in 2024. In addition, a ten-year option to purchase 191 shares of common stock at an exercise price of $2,000.00, granted to various long-term employees under the 2018 Plan was forfeited as the employees resigned. Furthermore, a three-year option to purchase 864 shares of common stock at an exercise price of $40.00, and a separate three-year option to purchase 7 shares of common stock at an exercise price of $6,000.00, both granted to an officer of the Company were forfeited upon the officer’s resignation.

The non-vested options outstanding are 668 and 1,933 for the years ended December 31, 2024 and 2023, respectively.

Note 10. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	14,619	$601.78	4.20
Exercisable – December 31, 2023	11,114	$791.55	5.52	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(2,414)	$-
Outstanding – December 31, 2024	12,205	$106.71	3.96
Exercisable – December 31, 2024	12,205	$106.71	3.96	$-

On May 30, 2023, in connection with the issuance of the $1,200,000 promissory note to Lind pursuant to a securities purchase agreement, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 8,701 shares of common stock at an exercise price of $122.50 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 8,701 shares of common stock was estimated at $381,538 on the date of issuance of the warrant and $664 as of December 31, 2023 using the following assumptions: stock price of $107.00 and $7.00; exercise price of $123.00, risk free rate of 3.81% and 3.84%, volatility of 46.01% and 50.12%; and expected term of five years. The fair value of the warrants of $381,538 was recorded as a discount to the 2023 Lind Note and classified as liabilities.

On July 27, 2023, in connection with the issuance of the $300,000 promissory note to Lind pursuant to the Purchase Agreement Amendment, the Company issued Lind a five-year warrant exercisable six months from the date of issuance to purchase 3,505 shares of common stock at an exercise price of $67.00 per share. The warrant provides for cashless exercise and full ratchet anti-dilution provisions. Under the Black-Scholes pricing model, the fair value of the warrants is estimated at $72,208 on the date of issuance of the warrant and $910 as of December 31, 2023 using the following assumptions: stock price of $53.50 and $7.00; exercise price of $67.00; risk free rate of 4.24% and 3.84%; volatility of 45.51% and 49.76%; and expected term of five years. The fair value of the warrants of $72,208 was recorded as a discount to the 2023 Purchase Agreement Amendment and classified as a liability.

On September 11, 2023, in connection with the underwritten public offering pursuant to a securities purchase agreement, the Company issued pre-funded warrants with the public offering price of $22.78 immediately exercisable to purchase up to 201,023 shares of common stock at an exercise price of $0.01 per share for gross proceeds of $4,578,294. Under the Black-Scholes pricing model, the fair value of the warrants issued to purchase 201,023 shares of common stock was estimated at $4,619,851 on the date of issuance of the warrant using the following assumptions: stock price of $23.45; exercise price of $0.50; warrant term; volatility rate of 149.06%; and risk-free interest rate of 5.40% from the US Department of Treasury.

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

During the year ended December 31, 2023, the Company issued 800 shares of common stock at an exercise price of $199.00 per share pursuant to pre-funded warrants issued to Aegis in connection with an underwritten offering.

For the year ended December 31, 2023, between October 2023 and November 2023, the Company issued an aggregate of 201,023 shares of common stock at an exercise price of $0.50 to two investors upon exercise of Pre-Funded Warrants.

Note 11. Income taxes

Federal income tax expense differs from the statutory federal rates of 21% for the years ended December 31, 2024 and December 31, 2023 due to the following:

Rate Reconciliation	December 31, 2024		December 31, 2023

Provision/(Benefit) at statutory rate	$(2,620,482)	(21.00)%	$(851,925)	(21.00)%
State tax Provision/(Benefit) net of federal benefit	(429,933)	3.45%	(206,832)	5.10%
Permanent book/tax differences	252,817	(2.03)%	(237,419)	5.85%
Change in valuation allowance	2,934,868	(23.52)%	74,848	(1.85)%
Other	(137,271)	1.10%	1,221,327	(30.11)%
Income Tax Provision/(Benefit)	-	-	-	-

The components of the net deferred tax asset at December 31, 2024 and 2023, are as follows:

	December 31, 2024		December 31, 2023
Deferred Tax Assets
Allowance for bad debt		$9,774	$5,797
Fixed assets		171,728	136,208
Inventory reserve		356,290	-
Net operating loss carryovers		5,932,995	3,626,165
Non-capital Losses		727,316	511,340
Other		99,962	83,687
Net Deferred Tax Asset/(Liability)		7,298,065	4,363,197
Valuation Allowance		(7,298,065)	(4,363,197)
Net Deferred Tax Asset/(Liability)	$		$-

Tax periods for all fiscal years after 2020 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2024, the Company has cumulative net federal and state operating losses of $24,189,098 and $18,368,316, respectively.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2024.

As of December 31, 2024, and 2023, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2024, and 2023.

Note 12. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $69,600 on the lease for the year ended December 31, 2023. For the year ended December 31, 2024, the Company has paid $69,600 on this lease.

Coastal Pride leased approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. In August 2024, the lease was terminated as of August 31, 2024. For the year ended December 31, 2024, Coastal Pride paid $8,000 on the lease.

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

Rental and equipment lease expenses were approximately $146,400 and $166,000 for the years ended December 31, 2024 and 2023, respectively.

Note 13. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2024 and 2023, no contributions were made to the plan by the Company.

Note 14. Subsequent Events

Shares issuances

On January 13, 2025 and February 25, 2025, the Company issued an aggregate of 750,000 shares of common stock to Quick Capital as partial conversion of $57,673 principal pursuant to the convertible promissory note.

On January 14, 2025, the Company issued 480,000 shares of common stock to each of Nubar Herian and John Keeler, 960,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, and 1,440,000 shares of common stock to Jeffrey Guzy, for serving as directors of the Company.

On January 17, 2025 and February 25, 2025, the Company issued an aggregate of 406,484 shares of common stock to Jefferson as partial conversion of $33,333 principal and accrued interest pursuant to the convertible promissory note.

On January 1, 2025 and March 1, 2025, the Company issued an aggregate of 302,762 shares of common stock, to the designee of ClearThink Capital for consulting services provided to the Company.

On March 11, 2025, the Company issued 350,000 shares of common stock in consideration of proceeds of $19,950 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink.

On March 12, 2025, the Company issued 288,101 shares of common stock to Diagonal as partial conversion of $15,000 principal pursuant to the convertible promissory note.

Note issuances

On January 28, 2025, pursuant to a securities purchase agreement, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. The January Diagonal Note has an initial payment of $109,918 due on July 30, 2025, with monthly payments of $19,728 due on the 30th of every month thereafter until October 30, 2025.

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) is due on August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the due date.

British Columbia Lawsuit

On January 17, 2025, the Company, through TOBC, filed a lawsuit in the Supreme Court of British Columbia against Harold Steven Atkinson, Janet Atkinson and Ben Atkinson (the “Defendants”) for breach of contract, tort of intentional interference with economic relations, breach of confidentiality and non-compete, breach of trust, breach of fiduciary duty, defamation, breach of duty of honest performance and good faith, and damages. The Company claims that Harold Steven Atkinson purposely hid the renewal process of the Fisheries and Oceans Canada – Freshwater / Land-based Aquaculture License (the “License”) and placed the License in his personal name when it should be in the name of TOBC. The License is required to operate the aquaculture farm, including the transfer of eggs and fingerlings to its facilities. The Company cannot provide any assurance as to the timing of resolution or outcome of this matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2024, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this Report, such internal controls and procedures were not effective due to the following material weaknesses identified:

● inadequate control over the monitoring of inventory maintained in the Company’s third-party warehouse;

● ineffective controls over the Company’s financial close and reporting process;

● inadequate segregation of duties consistent with control objectives, including lack of personnel resources and technical accounting expertise within the accounting function of the Company, and

● inadequate design and implementation of controls over related party transactions.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Appointed

John Keeler	54	Executive Chairman and Chief Executive Officer	November 8, 2018

Nubar Herian	55	Director	November 8, 2018

Jeffrey J. Guzy	73	Director	April 12, 2021

Timothy McLellan	68	Director	April 12, 2021

Trond Ringstad	57	Director	April 12, 2021

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

Trond Ringstad has more than 20 years of operating experience as a seafood executive in both the U.S. and Europe. Since April 2017, Mr. Ringstad has been managing partner of American Sea, LLC, a seafood processing and sales company, and since October 2013, Mr. Ringstad has been an independent consultant for AGR Partners. Between 2003 and 2007, Mr. Ringstad served as president of Pacific Supreme Seafoods, a global importing and wholesaling seafood company. Between 2001 and 2003, he served as vice president of sales and marketing for Royal Supreme Seafoods, a Norwegian / Chinese seafood importer and sales company. Mr. Ringstad graduated from the BI Norwegian Business School with a Degree in International Marketing and has a BA in Business Management from Washington State University. Mr. Ringstad’s knowledge and background with regard to seafood operations management led to the decision to appoint him to the board of directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the year ended December 31, 2024, all of the Reporting Persons timely filed all such reports.

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

Change in Procedures for Recommending Directors

There have been no material changes to the procedures by which our stockholders may recommend nominees to our Board of Directors from those procedures set forth in our Proxy Statement for our 2024 Annual Meeting of Stockholders, filed with the SEC on November 12, 2024.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 during 2024 (each, a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)		Option awards ($)(1)		All other compensation ($)		Total ($)
John Keeler -	2024	76,878	60,000	(5)	-		49,730	(3)	186,608
Executive Chairman and Chief Executive Officer and Director	2023	76,878	500	(2)	-		43,831	(3)	121,209
Silvia Alana - Former Chief Financial Officer and	2024	66,000	-		-		2,500	(3)	68,500
Director	2023	147,000	25,000	(2)	12,261	(4)	5,700	(3)	189,961
Miozotis Ponce -	2024	155,925	-		-		6,000	(3)	161,925
Chief Operating Officer	2023	166,000	-		-		5,700	(3)	171,700

(1)	All option grants are calculated at the grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Represents 3,472 shares of common stock at $7.00 per share issued on December 31, 2023.
(3)	Represents health insurance premiums paid by the Company on behalf of such officer.
(4)	Represents an option to purchase 864 shares of common stock at $40.00 per share granted on December 31, 2023.
(5)	Represents 480,000 shares of common stock at $0.125 per share accrued for as of December 31, 2024.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

Outstanding Equity Awards

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2024.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

John Keeler	4/20/22	25	(1)	-		2,000.00	4/20/27
	4/12/21	100	(2)	-		2,000.00	4/12/24
Miozotis Ponce	1/15/19	250	(3)	-	(3)	2,000.00	1/14/29

(1)	Shares subject to the option vest in equal quarterly installments of 1 shares for the term of the option.
(2)	Shares subject to the option vest in equal quarterly installments of 25 shares during the first year of the grant.
(3)	Shares subject to the option vest as to 50 shares on each of January 15, 2020, January 15, 2021, January 15, 2022, January 15, 2023 and January 15, 2024.

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

Under the 2018 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code and non-qualified stock options. The 2018 Plan is administered by our board of directors. In connection with the Merger, we issued options to purchase an aggregate of 6,240 shares of common stock to certain executive officers and directors (3,120 of which were subsequently forfeited unexercised).

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2024:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Nubar Herian	$-	$60,000	$-	-	-	-	$60,000
Jeffrey Guzy	$-	$180,000	$-	-	-	-	$180,000
Timothy McLellan	$-	$120,000	$-	-	-	-	$120,000
Trond Ringstad	$-	$120,000	$-	-	-	-	$120,000

(1) The aggregate grant date fair value is computed in accordance with FASB ASC Topic 718.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 20, 2025, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

The percentages below are calculated based on 16,254,721 shares of common stock issued and outstanding as of June 20, 2025.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
5% or Greater Stockholder
John Keeler Real Estate Holdings (1)	79,167		* %
3000 NW 109th Avenue
Miami, Florida 33172
Named Executive Officers and Directors
John Keeler	498,489	(2)	3.0%
Jeffrey Guzy	1,448,176	(3)	8.9%
Nubar Herian	484,508	(4)	3.0
Timothy McLellan	965,684	(4)	5.9
Trond Ringstad	965,689	(4)	5.9
Miozotis Ponce	251	(5)	*
All current directors and executive officers as a group (6 persons)	4,362,796		26.7%

* Less than 1%

(1)	John R. Keeler III, Sarah Keeler and Andrea Keeler, trust beneficiaries of John Keeler Real Estate Holdings, Inc. (“Holdings”) have voting and dispositive power over the shares held by Holdings.
(2)	498,476 of such shares are held with Mr. Keeler’s wife as tenants in the entirety and are subject to the terms of a lock-up agreement pursuant to which Mr. Keeler may not sell more than one-third of the common stock held by him in any two-month period. Includes 13 shares underlying a stock option which are exercisable within 60 days.
(3)	Includes 13 shares underlying stock options exercisable within 60 days.
(4)	Includes 13 shares underlying stock options which are exercisable within 60 days.
(5)	Includes 250 shares underlying stock options which are exercisable within 60 days.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2024 to which we have been a party, in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

From January 2006 through May 2017, Keeler & Co issued an aggregate of $2,910,000, 6% demand promissory notes to John Keeler, our Chief Executive Officer, Executive Chairman and a director. We may prepay the notes at any time first against interest due thereunder. If an event of default occurs under the notes, interest will accrue at 18% per annum and if not paid within 10 days of payment becoming due, the holder of the note is entitled to a late fee of 5% of the amount of payment not timely received. On December 30, 2020, we entered into a debt repayment agreement with Mr. Keeler pursuant to which we issued 796,650 shares of common stock to a third party designated by Mr. Keeler as repayment for an aggregate principal amount of $1,593,300 due under four such notes. All interest due on the notes had previously been paid on a monthly basis. On December 31, 2023, the Company issued an aggregate of 3,958,333 shares of common stock to John Keeler’s designee in lieu of payment of $570,000 of the principal outstanding promissory notes held by Mr. Keeler. As of December 31, 2024, the Company no longer remained indebted to Mr. Keeler as the promissory note was paid-off.

John Keeler, our Chief Executive Officer, Executive Chairman and director owns 95% of Bacolod, an exporter of pasteurized crab meat from the Philippines.

John Keeler, our Chief Executive Officer, Executive Chairman and director, owns 95% of Bicol, a Philippine company, and an indirect supplier of crab meat via Bacolod to the Company.

There were no transactions between the Company and Bicol for the years ended December 31, 2024 and 2023. From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,299,984 due as of December 31, 2024 for future shipments from Bacolod and an allowance was recorded for this amount.

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

On December 19, 2022, the Company entered into new one-year director service agreements (which replaced the agreements entered into in April 2022) with each of the current members of the Board. The agreement will automatically renew for successive one-year terms unless either party notifies the other of its desire not to renew the agreement at least 30 days prior to the end of the then current term, or unless earlier terminated in accordance with the terms of the agreement. As compensation for serving on the Board, each director will be entitled to a $60,000 annual stock grant and for serving on a committee of the Board, an additional $20,000 annual stock grant, both based upon the closing sales price of the Common Stock on the last trading day of the calendar year. Each director who serves as chairman of the Audit Committee, Compensation Committee and Nominating and Governance Committee will be entitled to an additional $50,000, $40,000 and $30,000 annual stock grant, respectively.

As of December 31, 2024, the Company had outstanding advances of $72,300 to Sustainable Seafood Philippines, a related party, in connection with the planned acquisition of Bacolod’s assets, which will be carried out by Sustainable Seafood Philippines. The Company recorded a full valuation allowance on these advances due to uncertainty regarding collectability.

During the year ended December 31, 2024, the Company processed payments of $37,500 to Strike the Gold, a related party. These payments were an addition to the existing long-term receivable of $435,540 with Strike the Gold. The Company determined it appropriate to record an allowance for the full balance due from Strike the Gold. For the year ended December 31, 2024, the Company also sold inventory to Strike the Gold amounting $210,354 which will be recognized only upon collection as collectability is not reasonably assured.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, MaloneBailey, LLP, for professional services rendered for the year ended December 31, 2024 and 2023 are set forth below:

Fee Category	Year ended December 31, 2024	Year ended December 31, 2023

Audit fees (1)	$299,260	$221,800
Audit-related fees (2)	-	53,560
Tax fees (3)		-
All other fees (4)		-
Total fees	$299,260	$275,360

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 2, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

2.2	Articles of Merger between Blue Star and Acquisition Sub (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.3	Certificate of Amendment, dated November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

3.4	Certificate of Designation of 8% Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

4.1	Form of Promissory Note with TOBC (incorporated by reference to 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021)

4.3	Form of Underwriters Warrant, issued November 5, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

4.4	$5,750,000 Senior Secured Convertible Promissory Note, dated January 24, 2022, issued to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

4.5	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

4.6	Subordinated Secured Promissory Note, dated January 2, 2024, issued to Agile Lending, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.10	Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18	Lease Agreement, dated May 1, 2001, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20	$500,000 Demand Note, dated January 4, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21	$200,000 Demand Note, dated March 31, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22	$100,000 Demand Note, dated November 21, 2007, from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23	$516,833.83 Demand Note, dated July 31, 2013 from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.24	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.25	$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.26	$100,000 Promissory Note, dated January 1, 2021, issued to Lobo Holdings, LLLP (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.27	Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.28	4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.29	Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31	Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.33	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.34	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.35	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.36	Mutual Lease Termination Agreement, dated December 31, 2020, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.37	Debt Repayment Agreement, dated December 30, 2020, between the Company and John Keeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on February 9, 2021)

10.38	Investment Banking Agreement, dated July 1, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.39	Amendment No. 1 to Investment Banking Agreement, dated October 30, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.40	Loan and Security Agreement dated March 31, 2021, by and among John Keeler & Co. Inc. and Coastal Pride Seafood, LLC and Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.41	Revolving Credit Note dated March 31, 2021 in the amount of up to $5,000,000 issued by John Keeler & Co. Inc. and Coastal Pride Seafood, LLC to Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.42	Guarantee Agreement dated March 31, 2021 executed by Blue Star Foods Corp. in favor of Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.43	Form of Director Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021

10.44	Stock Purchase Agreement, dated April 27, 2021, by and among the Company, Taste of BC Aquafarms Inc., and Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.45	Second Loan Amendment, dated April 28, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.46	Form of Subscription Agreement for common stock offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.47	Form of Common Stock Purchase Warrant at $2.00 per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.48	Form of Promissory Note with Taste of BC Aquafarms, Inc. Sellers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.49	First Amendment to Stock Purchase Agreement, dated June 24, 2021, by and among, the Company, Taste of BC Aquafarms, Inc, Steven Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.50	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 24, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.51	$100,000 Promissory Note, dated July 1, 2021, issued to Lobo Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.52	Note Payoff Indemnity Agreement, dated July 6, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.53	Employment At Will Agreement, dated August 3, 2020, between the Company and Silvia Alana (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.54	Investment Banking Engagement Agreement, dated July 8, 2021, between the Company and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.55	Consulting Agreement, dated July 8, 2021, between the Company and MEC Consulting, Inc. (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.56	Form of Warrant issuable to Newbridge Securities Corporation (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2021)

10.57	Securities Purchase Agreement, dated January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.58	Warrant, dated January 24, 2022, issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.59	Security Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.60	Stock Pledge Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.61	Form of Warrant, dated November 5, 2021 issued to Newbridge Securities Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

10.62	Asset Purchase Agreement, dated February 3, 2022, between Coastal Pride Seafood, LLC, Gault Seafood, LLC and Robert J. Gault II (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.63	Consulting Agreement, dated February 3, 2022 between Coastal Pride Seafood, LLC and Robert J. Gault (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.64	Leak-Out Agreement, dated February 3, 2022 for Robert J. Gault (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.65	Fingerling Supply Agreement, dated December 3, 2021, between Taste of BC Aquafarms Inc. and West Coast Fishculture (Lois Lake) Ltd. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.66	Form of Director Service Agreement, dated April 20, 2022 (incorporated by reference to Exhibit 10.66 to the Company’s Current Report of Form 8-K filed with the Sec on April 25, 2022)

10.67	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Steven and Janet Atkinson (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.68	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Kathryn Atkinson (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.69	Vendor and Supply Agreement, effective January 28, 2023, between the Company and Just Food For Dogs, LLC (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.70	Warrant Agent Agreement, dated February 10, 2023, between the Company and VStock Transfer, LLC, including the Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.71	Purchase Agreement, dated May 16, 2023, by and between the Company and ClearThink Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.72	Securities Purchase Agreement, dated May 16, 2023, by and between the Company and ClearThink Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.73	Registration Rights Agreement, dated May 16, 2023, by and between the Company and ClearThink Capital Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.74	Securities Purchase Agreement, dated May 30, 2023 by and between Blue Star Foods Corp. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.75	Warrant dated May 30, 2023 issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.76	Amended and Restated Security Agreement dated as of May 30, 2023 by and between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.77	Waiver Agreement, dated July 6, 2023, among the Company, Taste of BC Aquafarms Inc., Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.78	First Amendment to Securities Purchase Agreement, dated July 27, 2023 by and between Blue Star Foods Corp. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.79	Warrant dated July 27, 2023 issued by Blue Star Foods Corp. to Lind Global Fund II LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.80	First Amendment to Security Agreement dated as of July 27, 2023 by and between Blue Star Foods Corp. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.81	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2023)

10.82	Subordinated Business Loan and Security Agreement dated May 9, 2024 by and between Blue Star Foods Corp. and AgileLending, LLC (incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.83	Subordinated Business Loan and Security Agreement dated July 25, 2024 by and between Blue Star Foods Corp. and AgileLending, LLC (incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.84	Promissory Note dated May 17, 2024 issued to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.84 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.85	Waiver and Acknowledgement Agreement by and between Blue Star Foods Corp. and Lind Global Fund II LLP (incorporated by reference to Exhibit 10.85 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.86	Form of Securities Purchase Agreement for the August 2024 Private Placement Offering (incorporated by reference to Exhibit 10.86 to the Company’s Form 10-Q filed with the SEC on August 14, 2024)

10.87	Form of Promissory Note for the August 2024 Private Placement Offering (incorporated by reference to Exhibit 10.87 to the Company’s Form 10-Q filed with the SEC on August 14, 2024)

10.88	Form of Registration Rights Agreement for the August 2024 Private Placement Offering (incorporated by reference to Exhibit 10.88 to the Company’s Form 10-Q filed with the SEC on August 14, 2024)

10.89	Securities Purchase Agreement dated September 9, 2024 by and between Blue Star Foods Corp. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.90	Promissory Note dated September 8, 2024 by issued to1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.91	Securities Purchase Agreement dated October 1, 2024 by and between Blue Star Foods Corp. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.92	Promissory Note dated October 1, 2024 issued to1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.93	Promissory Note dated December 16, 2024 issued to 1800 Diagonal Lending LLC

10.94	Promissory Note dated January 28, 2025 issued to 1800 Diagonal Lending LLC

10.95	Subordinated Business Loan and Security Agreement dated January 28, 2025 by and between Blue Star Foods Corp. and Agile Capital Funding, LLC

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*	Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: June 22, 2025	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	June 22, 2025
John Keeler

/s/ Claudia Campos	Corporate Controller	June 22, 2025
Claudia Campos

/s/ Nubar Herian	Director	June 22, 2025
Nubar Herian

/s/ Jeffrey J. Guzy	Director	June 22, 2025
Jeffrey J. Guzy

/s/ Timothy McLellan	Director	June 22, 2025
Timothy McLellan

/s/ Trond Ringstad	Director	June 22, 2025
Trond Ringstad

