Form 10-Q
period 2025-03-31
Blue Star Foods Corp.
filed 2025-07-15
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of July 14, 2025, there were 16,829,468 shares of the registrant’s common stock outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 which we filed with the Securities and Exchange Commission (“SEC”) on June 23, 2025. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31, 2025	DECEMBER 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,049	$326,854
Accounts receivable, net of allowances and credit losses of $30,473 and $33,880	455,518	349,641
Inventory, net	342,825	447,760
Other current assets	932,810	1,109,494
Total Current Assets	1,754,202	2,233,749
FIXED ASSETS, net	126,389	122,860
RIGHT OF USE ASSET	74,599	84,145
OTHER ASSETS	95,328	113,845
TOTAL ASSETS	$2,050,518	$2,554,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accruals	$963,428	$982,243
Customer refunds	23,510	56,899
Current maturities of lease liabilities	36,035	35,688
Loan payable	592,194	729,698
Derivative liability	35,475	49,565
Other current liabilities	790,881	790,881
Total Current Liabilities	2,441,523	2,644,974
LONG-TERM LIABILITIES
Lease liability, net of current portion	38,564	48,457
Debt, net of current portion and discounts	208,074	52,865
TOTAL LIABILITIES	2,688,161	2,746,296
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025, and 0 shares issued and outstanding as of December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,254,721 shares issued and outstanding as of March 31, 2025, and 9,837,374 shares issued and outstanding as of December 31, 2024	1,616	974
Additional paid-in capital	46,902,199	46,167,697
Accumulated other comprehensive income	24,014	5,174
Accumulated deficit	(47,489,149)	(46,289,219)
Treasury stock, 151 shares as of March 31, 2025 and 151 shares as of December 31, 2024	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(637,643)	(191,697)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,050,518	$2,554,599

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2025	2024

REVENUE, NET	$960,758	$1,059,355

COST OF REVENUE	869,114	1,098,989

GROSS PROFIT	91,644	(39,634)

COMMISSIONS	-	4,221
SALARIES AND WAGES	408,296	301,790
DEPRECIATION AND AMORTIZATION	6,386	1,299
OTHER OPERATING EXPENSES	648,483	681,611

LOSS FROM OPERATIONS	(971,521)	(1,028,555)

OTHER INCOME	6,615	1,535
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	14,090	82,636
LOSS ON SETTLEMENT OF DEBT	(41,066)	-
INTEREST EXPENSE	(208,048)	(335,067)

NET LOSS	(1,199,930)	(1,279,451)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,199,930)	$(1,279,451)

COMPREHENSIVE GAIN (LOSS):

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	18,840	78,033

COMPREHENSIVE GAIN (LOSS)	(1,181,090)	(1,201,418)

Loss per common share:
Net loss per common share - basic and diluted	$(0.08)	$(2.42)
Weighted average common shares outstanding - basic and diluted	14,452,810	527,750

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2024	-	$-	9,837,374	$974	$46,167,697	$(46,289,219)	$5,174	$(76,323)	$(191,697)
Stock based compensation	-	-	-	-	(5,627)	-	-	-	(5,627)
Common stock issued for service	-	-	4,622,762	462	572,538	-	-	-	573,000
Common stock issued for note payment	-	-	1,444,585	145	147,676	-	-	-	147,821
Common stock issued for cash			350,000	35	19,915	-	-	-	19,950
Net Loss	-	-	-	-	-	(1,199,930)	-	-	(1,199,930)
Cumulative translation adjustment	-	-	-	-	-	-	18,840	-	18,840
March 31, 2025	-	$-	16,254,721	1,616	46,902,199	(47,489,149)	24,014	(76,323)	$(637,643)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
December 31, 2023	-	$-	461,722	$46	$36,661,926	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922
Stock based compensation	-	-	-	-	8,800	-	-	-	8,800
Common stock issued for service	-	-	5,238	1	32,999	-	-	-	33,000
Common stock issued for note payment	-	-	15,000	2	68,318	-	-	-	68,320
Common stock issued for cash			226,656	23	836,337	-	-	-	836,360
Common stock issued for loan commitment fees	-	-	7,092	1	49,999	-	-	-	50,000
Net Loss	-	-	-	-	-	(1,279,451)	-	-	(1,279,451)
Cumulative translation adjustment	-	-	-	-	-	-	78,033	-	78,033
March 31, 2024	-	$-	715,708	$73	$37,658,379	$(35,090,183)	$(101,962)	$(76,323)	$2,389,984

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,199,930)	$(1,279,451)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	(5,627)	8,800
Common stock issued for service	33,000	33,000
Depreciation of fixed assets	6,386	1,299
Amortization of debt discounts	94,009	113,352
Allowance for inventory obsolescence	(18,378)	160,049
Loss on settlement of debt	40,166	-
Lease expense	9,546	10,207
Credit loss expense	(8,407)	-
Gain on revaluation of fair value of derivative and warrant liabilities	(14,090)	(82,636)
Changes in operating assets and liabilities:
Accounts receivables	(97,469)	114,130
Inventories	123,313	694,321
Advances to related parties	-	95,525
Other current assets	176,682	(446,138)
Right of use liability	(9,546)	(10,207)
Other assets	(20,000)	6,254
Accounts payable and accruals	531,184	(98,433)
Customer refunds	(33,389)	-
Net Cash (Used in) Operating Activities	(392,550)	(679,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(9,914)	(23,146)
Net Cash (Used in) Investing Activities	(9,914)	(23,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	19,950	446,360
Proceeds from short-term loan	550,000	532,491
Repayments of short-term loan	(489,783)	(276,643)
Repayments of related party notes payable	-	(79,582)
Net Cash Provided by Financing Activities	80,167	622,626

Effect of Exchange Rate Changes on Cash	18,492	78,583

NET INCREASE IN CASH AND CASH EQUIVALENTS	(303,805)	(1,865)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	326,854	24,163

CASH AND CASH EQUIVALENTS – END OF PERIOD	$23,049	$22,298

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$25,472	$234,051

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	147,821	68,320
Common stock issued for loan commitment fees	-	50,000
Common stock issued for directors stock compensation	540,000	-

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2024 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on June 23, 2025 for a broader discussion of our business and the risks inherent in such business.

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

As of March 31, 2025, and December 31, 2024, the balance due from the related party for future shipments was approximately $1,300,000. During the year ended December 31, 2024, the Company determined it was appropriate to record an allowance for the full balance due from Bacolod. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the three months ended March 31, 2025 and 2024.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of March 31, 2025, the Company recorded allowances for sales returns, allowances and discounts of $30,000 and refund liability of $23,500. There was no allowance for bad debt recorded for the three months ended March 31, 2025. As of December 31, 2024, the Company recorded sales return, allowances and discounts of $39,000 and refund liability of $57,000. There was no allowance for bad debt recorded for the year ended December 31, 2024.

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

Merchandise is purchased on a cost and freight shipping point basis, and it becomes the Company’s asset and liability upon leaving the suppliers’ warehouse.

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the three months ended March 31, 2025, the Company recorded an inventory allowance of $1,398,927. For the year ended December 31, 2024, the Company recorded an inventory allowance in the amount of $1,417,305 which was charged to cost of goods sold.

The Company’s inventory as of March 31, 2025 and December 31, 2024 consists of:

	March 31, 2025	December 31, 2024

Inventory purchased for resale	$1,640,581	$1,644,085
Feeds and eggs processed	69,223	65,924
Raw materials for packaged seafood	31,948	155,056
Less: Inventory allowance	(1,398,927)	(1,417,305)
Inventory, net	$342,825	$447,760

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2025. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the three months ended March 31, 2025 and for the year ended December 31, 2024.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis using the Black Scholes Pricing model as of March 31, 2025 and December 31, 2024. There were no financial assets and liabilities that were measured at fair value on a recurring basis under Levels 1 and 2.

	Level 3 Fair Value
	As of March 31, 2025	As of December 31, 2024
Liabilities
Derivative liability on convertible debt	$35,475	$49,565
Total	$35,475	$49,565

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the three months ended March 31, 2025:

Derivative liability balance, January 1, 2025	$49,565
Issuance of derivative liability during the period	-
Change in derivative liability during the period	(14,090)
Derivative liability balance, March 31, 2025	$35,475

The fair market value of all derivatives and warrant liability as of December 31, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.13
Expected dividend yield	0.00%
Expected stock price volatility	189.14%
Risk-free interest rate	4.32%
Expected term	0.58 years

The fair market value of all derivatives and warrant liability as of March 31, 2025 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.05
Expected dividend yield	0.00%
Expected stock price volatility	189.27%
Risk-free interest rate	4.32%
Expected term	0.33 years

Segment Information

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

Recent Accounting Pronouncements

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2025, the Company incurred a net loss of $1,199,930, had an accumulated deficit of $47,489,149 and a working capital deficit of $687,321. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $932,810 as of March 31, 2025 and $1,109,494 as of December 31, 2024. As of March 31, 2025, approximately $731,000 and $84,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. As of December 31, 2024, approximately $943,000 and $136,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	March 31, 2025	December 31, 2024
Computer equipment	$56,746	$55,346
RAS system	8,515	-
Automobiles	94,298	94,298
Leasehold improvements	17,904	17,904
Total	177,463	167,548
Less: Accumulated depreciation	(51,074)	(44,688)
Fixed assets, net	$126,389	$122,860

For the three months ended March 31, 2025 and 2024, depreciation expense totaled approximately $6,400 and $1,300, respectively.

Note 6. Debt

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler, a related party, of approximately $0 of principal at March 31, 2025 and December 31, 2024, and no interest expense during the three months ended March 31, 2025 and interest expense of $2,484 during the three months ended March 31, 2024. The Company made principal payments totaling of $79,582 during the three months ended March 31, 2024.

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

For the year ended December 31, 2024, $100,000 of the outstanding principal was paid in cash.

Interest expense for the note totaled approximately $0 and $1,000 during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025 and December 31, 2024, the outstanding principal balance on the note totaled $0.

Lind Global Fund II LP notes

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

The 2023 Lind Note is convertible into common stock of the Company after the earlier of 90 days from issuance or the date the registration statement is effective, provided that no such conversion may be made that would result in beneficial ownership by Lind and its affiliates of more than 4.99% of the Company’s outstanding shares of common stock. The conversion price of the 2023 Lind Note is equal to the lesser of: (i) $120.00; or (ii) 90% of the lowest single volume-weighted average price during the twenty-trading day period ending on the last trading day immediately preceding the applicable conversion date, subject to customary adjustments. The maximum number of shares of common stock to be issued in connection with the conversion of the 2023 Lind Note and the exercise of the Lind Warrant, in the aggregate, will not, exceed 19.9% of the outstanding shares of common stock of the Company immediately prior to the date of the 2023 Lind Note, in accordance with NASDAQ rules and guidance. Due to the variable conversion price of the 2023 Lind Note, the embedded conversion feature was accounted as a derivative liability. The fair value of the derivative liability at issuance amounting to $264,687, was recorded as a debt discount and amortized over the term of the note.

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

Due to the variable conversion price of the convertible promissory note, pursuant to the Purchase Agreement Amendment, the embedded conversion feature was accounted for as a derivative liability. The fair value of the derivative liability at issuance amounting to $118,984, was recorded as a debt discount and amortized over the term of the note.

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

During the three months ended March 31, 2025, there were no payments to the note principal. As of March 31, 2025, the outstanding balance on the notes was $55,500, net of debt discount of $15,803, and totaling $39,697. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. For the three months ended March 31, 2025 and 2024, amortization of debt discounts totaled $11,853 and $113,352, respectively.

Agile Lending, LLC Loans

On January 28, 2025, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) is due on August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $129,000 and no interest payments were made. The outstanding balance on the loan was $291,000 as of March 31, 2025.

1800 Diagonal Notes

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $146,769 of which $15,000 was paid through the issuance of an aggregate of 288,101 share of common stock and no interest payments were made. The outstanding balance on the loan was $32,631 as of March 31, 2025.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $27,089 and interest payments of $3,251. The outstanding balance on the loan was $54,178 as of March 31, 2025.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $30,283 and interest payments of $3,634. The outstanding balance on the loan was $60,567 as of March 31, 2025.

On January 28, 2025, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the sale of the January Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the January Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January Diagonal Note. For the three months ended March 31, 2025, the Company made no principal and interest payments. The outstanding balance on the loan was $149,650, net of discount of $15,283, and totaling $134,367 as of March 31, 2025.

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

If an event of default occurs under the Private Placement Notes, the investors have the right to convert all amounts outstanding under the notes at any time thereafter into shares of Common Stock at the lesser of (i) the then applicable conversion price under the notes or (ii) the Market Price. “Market Price” shall mean 85% of the lowest VWAP on any trading day during the ten (10) trading days prior to the respective conversion date. “VWAP” means, for any security as of any date, the dollar volume-weighted average price for such security on the principal market during the period beginning at 9:30 a.m., Eastern Standard Time, and ending at 4:00 p.m., Eastern Standard Time, as reported by Quote stream or other similar quotation service provider designated by the investors.

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

During the three months ended March 31, 2025, the Company made aggregate principal payments on the Private Placement Notes of $246,454 of which $80,255 was paid through the issuance of an aggregate of 1,000,000 shares of common stock. The outstanding balance on the loan was $111,060 as of March 31, 2025.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $7,843 and interest payments of $1,107. The outstanding balance on the loan was $61,457 as of March 31, 2025.

Note 7. Stockholders’ Equity

On January 25, 2024, the Company issued 7,092 shares of common stock to ClearThink, with a fair value of $50,000, as a commitment fee on the term loan.

During February 2024 and March 2024, the Company issued an aggregate of 226,656 shares of common stock in consideration of $836,360 pursuant to a securities purchase agreement, dated May 16, 2023 with ClearThink. Cash proceeds received as of March 31, 2024 were $446,360 and the balance of $390,000 was received in April 2024.

On February 12, 2024, the Company issued 100,000 shares of common stock to be held by The Crone Law Group as Escrow Agent with a fair value of $630,000 in connection with the Option Agreement with Afritex Texas.

On March 11, 2024, the Company issued 15,000 shares of common stock to Lind as partial conversion of $60,000 principal pursuant to the May 2023 convertible promissory note.

During the three months ended March 31, 2025, the Company issued an aggregate of 302,762 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

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

During the three months ended March 31, 2025, the Company issued an aggregate of 750,000 shares of common stock to Quick Capital as partial conversion of $57,673 principal pursuant to the convertible promissory note.

During the three months ended March 31, 2025, the Company issued an aggregate of 406,484 shares of common stock to Jefferson as partial conversion of $32,583 principal and accrued interest pursuant to the convertible promissory note.

Note 8. Options

The following table represents option activity for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	4,744	$1,532.26	3.34
Exercisable – December 31, 2024	4,076	$1532.26	3.61	$-
Granted	-	$-
Forfeited	1,058	$-
Vested	3,632
Outstanding – March 31, 2025	3,686	$1,998.13	3.58
Exercisable – March 31, 2025	3,632	$1,998.52	3.60	$-

For the three months ended March 31, 2025, the Company recognized a net credit to stock compensation expense of $5,627 due to options forfeitures.

Note 9. Warrants

The following table represents warrant activity for the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	12,205	$106.71	3.96
Exercisable – December 31, 2024	12,205	$106.71	3.96	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding – March 31, 2025	12,205	$106.71	3.72
Exercisable – March 31, 2025	12,205	$106.71	3.72	$-

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

There was no warrant activity for the three months ended March 31, 2025.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $17,400 on the lease for the three months ended March 31, 2024. For the three months ended March 31, 2025, the Company paid $13,800 under this lease.

Coastal Pride leased approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. In August 2024, the lease was terminated as of August 31, 2024.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault, an unrelated third party, for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, the Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month. For the three months ended March 31, 2025, Coastal Pride paid $4,500 on the lease.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, a related party and the former TOBC owners. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes, and an additional five-year lease with Kathryn Atkinson for CAD$2,370 per month plus taxes. Both leases are renewable for two additional five-year terms.

Rental and equipment lease expenses were approximately $11,400 for related party and $16,500 for non-related party for the three months ended March 31, 2025. For the three months ended March 31, 2024, rental lease expenses was approximately $15,000 for related party and $27,600 for non-related party.

Note 11. Subsequent Events

Shares issuances

On April 1, 2025, May 1, 2025, and June 1, 2025, the Company issued an aggregate of 574,747 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with the financial statements and the related notes thereto contained in this Quarterly Report. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2025, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Recent Events

Resignation of Chief Operating Officer and Director

On June 2, 2025, Miozotis Ponce, the Company’s Operating Officer, notified the Company of her resignation as Chief Operating Officer, effective June 30, 2025.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the financial statements and accompanying notes elsewhere in this Quarterly Report.

Three months ended March 31, 2025 and 2024

Net Revenue. Revenue for the three months ended March 31, 2025 decreased 9.3% to $960,758 as compared to $1,059,355 for the three months ended March 31, 2024 as a result of a decrease in poundage sold during the three months ended March 31, 2025.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2025 decreased to $869,114 as compared to $1,098,989 for the three months ended March 31, 2024. This decrease is attributable to the decrease in poundage sold in the cost of goods and no inventory reserve recorded during the three months ended March 31, 2025 compared to the three months ended March 31,2024.

Gross Profit. Gross profit for the three months ended March 31, 2025 increased to $91,644 as compared to gross loss of $39,634 in the three months March 31, 2024. This increase no inventory reserve recorded during the three months ended March 31, 2025 compared to the three months ended March 31,2024.

Commissions Expense. Commissions expense decreased to $0 for the three months ended March 31, 2025 from $4,221 for the three months ended March 31, 2024. This decrease was due to no commissionable revenues for the three months ended March 31, 2025.

Salaries and Wages Expense. Salaries and wages expense increased to $408,296 for the three months ended March 31, 2025 as compared to $301,790 for the three months ended March 31, 2024. This increase is mainly attributable to the accrual of directors stock compensation.

Depreciation and Amortization. Depreciation and amortization expense increased to $6,386 for the three months ended March 31, 2025 as compared to $1,299 for the three months ended March 31, 2024. This increase is attributable to higher depreciation due to purchases of fixed assets.

Other Operating Expense. Other operating expense decreased to $648,483 for the three months ended March 31, 2025 from $681,611 for the three months ended March 31, 2024. This decrease is mainly attributable to legal and professional expenses related to our business operations.

Other Income. Other income increased for the three months ended March 31, 2025 to $6,615 from $1,535 for the three months ended March 31, 2024. This increase is mainly attributable to other non-operating income recognized during the period.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities decreased to $14,090 for the three months ended March 31, 2025 from $82,636 for the three months ended March 31, 2024. This decrease is attributable to the fair value measurement for the derivative liability for the three months ended March 31, 2025.

Loss on Settlement of Debt. Loss on settlement of debt increased to $41,066 for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024. The increase is attributable to the Jefferson and Quick Capital payments during the three months ended March 31, 2025.

Interest Expense. Interest expense decreased to $208,048 for the three months ended March 31, 2025 from $335,067 for the three months ended March 31, 2024. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $1,199,930 for the three months ended March 31, 2025 as compared to $1,279,451 for the three months ended March 31, 2024. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Liquidity and Capital Resources

The Company had cash of $23,049 as of March 31, 2025. At March 31, 2025, the Company had a working capital deficit of $687,321 and the Company’s primary sources of liquidity consisted of inventory of $342,825 and accounts receivable of $455,518.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the three months ended March 31, 2025 was $392,550 as compared to cash used in operating activities of $679,928 for the three months ended March 31, 2024. The decrease is primarily attributable to decrease in inventory of $571,008, offset by the increase in other current assets of $622,820 and increase in payables and accruals of $629,617 for the three months ended March 31, 2025 compared with the three months ended March 31, 2024.

Cash (Used in) Investing Activities. Cash used in investing activities for the three months ended March 31, 2025 was $9,914 as compared to cash used in investing activities of $23,146 for the three months ended March 31, 2024. The decrease was mainly attributable to a decrease in the purchases of fixed assets for the three months ended March 31, 2025 compared to the purchases of fixed assets for the three months ended March 31, 2024.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2025 was $80,167 as compared to cash provided by financing activities of $622,626 for the three months ended March 31, 2024. The increase is mainly attributable due to the increased repayments of short-term loans and less proceeds from common stock offering during the three months ended March 31, 2025.

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

Pursuant to the Purchase Agreement Amendment, the Company issued to Lind a two-year, interest free convertible promissory note in the principal amount of $300,000 and a warrant to purchase 3,505 shares of common stock of the Company, for the aggregate amount of $250,000. In connection with the issuance of the note and the warrant, the Company paid a $12,500 commitment fee. The proceeds from the sale of the note and warrant are for general working capital purposes.

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

During the three months ended March 31, 2025, there were no payments to the note principal. As of March 31, 2025, the outstanding balance on the notes was $55,500, net of debt discount of $15,803, and totaling $39,697. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. For the three months ended March 31, 2025 and 2024, amortization of debt discounts totaled $11,853 and $113,352, respectively.

Agile Lending, LLC Loans

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) and has a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. Administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $129,000 and no interest payments were made. The outstanding balance on the loan was $291,000 as of March 31, 2025.

1800 Diagonal Notes

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $146,769 of which $15,000 was paid through the issuance of an aggregate of 288,101 share of common stock and no interest payments were made. The outstanding balance on the loan was $32,631 as of March 31, 2025.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $27,089 and interest payments of $3,251. The outstanding balance on the loan was $54,178 as of March 31, 2025.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the three months ended March 31, 2025, the Company made principal payments on the loan totaling $30,283 and interest payments of $3,634. The outstanding balance on the loan was $60,567 as of March 31, 2025.

On January 28, 2025, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the sale of the January Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the January Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January Diagonal Note. For the three months ended March 31, 2025, the Company made no principal and interest payments. The outstanding balance on the loan was $149,650, net of discount of $15,283, and totaling $134,367 as of March 31, 2025.

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

If an event of default occurs under the Private Placement Notes, the investors have the right to convert all amounts outstanding under the notes at any time thereafter into shares of Common Stock at the lesser of (i) the then applicable conversion price under the notes or (ii) the Market Price. “Market Price” shall mean 85% of the lowest VWAP on any trading day during the ten (10) trading days prior to the respective conversion date. “VWAP” means, for any security as of any date, the dollar volume-weighted average price for such security on the principal market during the period beginning at 9:30 a.m., Eastern Standard Time, and ending at 4:00 p.m., Eastern Standard Time, as reported by Quote stream or other similar quotation service provider designated by the investors.

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

During the three months ended March 31, 2025, the Company made aggregate principal payments on the Private Placement Notes of $246,454 of which $80,255 was paid through the issuance of an aggregate of 1,000,000 shares of common stock. The outstanding balance on the loan was $111,060 as of March 31, 2025.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

January 17, 2025, and February 25, 2025, the Company issued an aggregate of 406,484 shares of common stock to Jefferson as partial conversion of $32,583 principial and accrued interest pursuant to the convertible promissory note.

On March 12, 2025, the Company issued 288,101 shares of common stock to Diagonal as partial conversion of $15,000 principal pursuant to the convertible promissory note.

During the three months ended March 31, 2025, the Company issued an aggregate of 302,762 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: July 14, 2025	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

