Form 10-Q
period 2025-06-30
Blue Star Foods Corp.
filed 2025-08-19
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

or

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

As of August 14, 2025, there were 17,561,862 shares of the registrant’s common stock outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2025	DECEMBER 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$45,976	$326,854
Accounts receivable, net of allowances and credit losses of $28,839 and $33,880	344,309	349,641
Inventory, net	248,995	447,760
Other current assets	455,006	1,109,494
Advance to related party	110,266	-
Total Current Assets	1,204,552	2,233,749
FIXED ASSETS, net	119,878	122,860
RIGHT OF USE ASSET-RELATED PARTY	69,114	84,145
OTHER ASSETS	78,297	113,845
TOTAL ASSETS	$1,471,841	$2,554,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$599,824	$307,121
Accrued expenses	281,532	135,122
Accrued compensation	270,000	540,000
Customer refunds	33,855	56,899
Current maturities of lease liabilities – related party	38,553	35,688
Loan payable	723,899	729,698
Derivative liability	19,629	49,565
Other current liabilities	790,881	790,881
Total Current Liabilities	2,758,173	2,644,974
LONG-TERM LIABILITIES
Lease liability, net of current portion – related party	30,561	48,457
Debt, net of current portion and discounts	48,509	52,865
TOTAL LIABILITIES	2,837,243	2,746,296
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025, and 0 shares issued and outstanding as of December 31, 2024	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,829,468 shares issued and outstanding as of June 30, 2025, and 9,837,374 shares issued and outstanding as of December 31, 2024	1,673	974
Additional paid-in capital	46,938,289	46,167,697
Accumulated other comprehensive loss	(88,074)	5,174
Accumulated deficit	(48,140,967)	(46,289,219)
Treasury stock, 151 shares as of June 30, 2025 and 151 shares as of December 31, 2024	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(1,365,402)	(191,697)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,471,841	$2,554,599

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
REVENUE, NET	$1,172,340	$635,018	$2,133,098	$1,694,373

COST OF REVENUE	919,650	587,516	1,788,764	1,686,505

GROSS PROFIT	252,690	47,502	344,334	7,868

COMMISSIONS	460	-	460	4,221
SALARIES AND WAGES	333,226	291,231	603,510	598,912
DIRECTORS COMPENSATION	138,012	4,217	276,024	(1,673)
DEPRECIATION AND AMORTIZATION	6,932	1,377	13,318	2,676
OTHER OPERATING EXPENSES [1]	267,935	634,190	916,418	1,315,801

LOSS FROM OPERATIONS	(493,875)	(883,513)	(1,465,396)	(1,912,069)

OTHER INCOME (LOSS)	(1,866)	48,127	4,749	49,662
LOSS ON SETTLEMENT OF DEBT	-	-	(41,066)	-
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	15,846	(327,122)	29,936	(244,486)
INTEREST EXPENSE	(171,923)	(871,249)	(379,971)	(1,206,316)

NET LOSS	(651,818)	(2,033,757)	(1,851,748)	(3,313,209)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(651,818)	$(2,033,757)	$(1,851,748)	$(3,313,209)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(112,088)	18,789	(93,248)	96,822
	.
COMPREHENSIVE LOSS	$(763,906)	$(2,014,968)	$(1,944,996)	$(3,216,387)

Loss per common share:
Net loss per common share - basis and diluted	$(0.04)	$(1.68)	$(0.12)	$(3.82)
Weighted average common shares outstanding - basic and diluted	16,640,461	1,209,792	15,552,678	866,510

The accompanying notes are an integral part of these unaudited consolidated financial statements

[1]	Includes $22,900 and $26,700 from a related party for the six months ended June 30, 2025 and 2024, respectively.

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2024	-	$-	9,837,374	$974	$46,167,697	$(46,289,219)	$5,174	$(76,323)	$(191,697)
Stock based compensation	-	-	-	-	(5,627)	-	-	-	(5,627)
Common stock issued for service	-	-	4,622,762	462	572,538	-	-	-	573,000
Common stock issued for note payment	-	-	1,444,585	145	147,676	-	-	-	147,821
Common stock issued for cash			350,000	35	19,915	-	-	-	19,950
Net Loss	-	-	-	-	-	(1,199,930)	-	-	(1,199,930)
Cumulative translation adjustment	-	-	-	-	-	-	18,840	-	18,840
March 31, 2025	-	$-	16,254,721	1,616	46,902,199	(47,489,149)	24,014	(76,323)	$(637,643)
Stock based compensation	-	-	-	-	3,147	-	-	-	3,147
Common stock issued for service	-	-	574,747	57	32,943	-	-	-	33,000
Net Loss	-	-	-	-	-	(651,818)	-	-	(651,818)
Cumulative translation adjustment	-	-	-	-	-	-	(112,088)	-	(112,088)
June 30, 2025	-	$-	16,829,468	1,673	46,938,289	(48,140,967)	(88,074)	(76,323)	$(1,365,402)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
December 31, 2023	-	$-	461,722	$46	$36,661,926	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922
Stock based compensation	-	-	-	-	8,800	-	-	-	8,800
Common stock issued for service	-	-	5,238	1	32,999	-	-	-	33,000
Common stock issued for note payment	-	-	15,000	2	68,318	-	-	-	68,320
Common stock issued for cash			226,656	23	836,337	-	-	-	836,360
Common stock issued for loan commitment fees	-	-	7,092	1	49,999	-	-	-	50,000
Net Loss	-	-	-	-	-	(1,279,451)	-	-	(1,279,451)
Cumulative translation adjustment	-	-	-	-	-	-	78,033	-	78,033
March 31, 2024	-	$-	715,708	$73	$37,658,379	$(35,090,183)	$(101,962)	$(76,323)	$2,389,984
Stock based compensation	-	-	-	-	(14,423)	-	-	-	(14,423)
Common stock issued for service	-	-	6,319	2	21,998	-	-	-	22,000
Common stock issued for note payment	-	-	426,831	43	1,684,707	-	-	-	1,684,750
Common stock issued for cash	-	-	1,113,000	113	2,145,942	-	-	-	2,146,055
Common stock issued for loan commitment fees	-	-	10,000	1	23,299	-	-	-	23,300
Net Loss	-	-	-	-	-	(2,033,757)	-	-	(2,033,757)
Cumulative translation adjustment	-	-	-	-	-	-	18,789	-	18,789
June 30, 2024	-	$-	2,271,858	$232	$41,519,902	$(37,123,940)	$(83,173)	$(76,323)	$4,236,698

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,851,748)	$(3,313,209)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	(2,480)	(5,623)
Common stock issued for service	66,000	55,000
Depreciation of fixed assets	13,318	2,676
Amortization of debt discounts	152,047	777,663
Allowance for inventory obsolescence	27,432	370,923
Loss on settlement of debt	40,166	-
Lease expense	15,031	20,226
Credit loss expense	(10,041)	-
(Gain) Loss on revaluation of fair value of derivative and warrant liabilities	(29,936)	244,486
Changes in operating assets and liabilities:
Accounts receivables	15,373	334,550
Inventories	171,333	593,306
Advances to related parties	-	95,525
Other current assets	544,222	(1,524,042)
Right of use liability	(15,031)	(20,226)
Other assets	(20,000)	(25,835)
Accounts payable	302,703	(279,651)
Accrued expenses	146,410	117,542
Accrued compensation	270,000	-
Customer refunds	(23,044)	(82,388)
Net Cash (Used in) Operating Activities	(188,245)	(2,639,077)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(9,914)	(57,797)
Net Cash (Used in) Investing Activities	(9,914)	(57,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	19,950	2,160,765
Proceeds from short-term loan	550,000	1,357,491
Repayments of short-term loan	(560,788)	(746,626)
Repayments of related party notes payable	-	(121,582)
Net Cash Provided by Financing Activities	9,162	2,650,048

Effect of Exchange Rate Changes on Cash	(91,881)	95,773

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(280,878)	48,947

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	326,854	24,163

CASH AND CASH EQUIVALENTS – END OF PERIOD	$45,976	$73,110

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$113,729	$311,075

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	147,821	1,753,070
Common stock issued for loan commitment fees	-	73,300
Common stock issued for accrued directors stock compensation	540,000	-

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

As of June 30, 2025, and December 31, 2024, the balance due from the related party for future shipments was approximately $1,300,000. During the year ended December 31, 2024, the Company determined it was appropriate to record an allowance for the full balance due from Bacolod. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the six months ended June 30, 2025 and 2024.

As of June 30, 2025, the Company made payments to John Keeler for an unsecured promissory note which has already been paid off in the year 2024. These payments exceeded the amount owed under the note, resulting in an overpayment of approximately $110,000 as advance to related party. Management is evaluating the appropriate method for recovery or settlement of the overpaid amount.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of June 30, 2025, the Company recorded allowances for sales returns, allowances and discounts of $28,800 and refund liability of $33,800. There was no allowance for bad debt recorded for the six months ended June 30, 2025. As of December 31, 2024, the Company recorded sales return, allowances and discounts of $39,000 and refund liability of $57,000. There was no allowance for bad debt recorded for the year ended December 31, 2024.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the six months ended June 30, 2025, the Company recorded an inventory allowance of $1,444,737. For the year ended December 31, 2024, the Company recorded an inventory allowance in the amount of $1,417,305 which was charged to cost of goods sold.

The Company’s inventory as of June 30, 2025 and December 31, 2024 consists of:

	June 30, 2025	December 31, 2024

Inventory purchased for resale	$1,639,247	$1,644,085
Feeds and eggs processed	23,180	65,924
Raw materials for packaged seafood	31,305	155,056
Less: Inventory allowance	(1,444,737)	(1,417,305)
Inventory, net	$248,995	$447,760

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2025. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the six months ended June 30, 2025 and for the year ended December 31, 2024.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis using the Black Scholes Pricing model as of June 30, 2025 and December 31, 2024. There were no financial assets and liabilities that were measured at fair value on a recurring basis under Levels 1 and 2.

	Level 3 Fair Value
	As of June 30, 2025	As of December 31, 2024
Liabilities
Derivative liability on convertible debt	$19,629	$49,565
Total	$19,629	$49,565

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

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the six months ended June 30, 2025:

Derivative liability balance, January 1, 2025	$49,565
Issuance of derivative liability during the period	-
Change in derivative liability during the period	(14,090)
Derivative liability balance, March 31, 2025	$35,475
Issuance of derivative liability during the period	-
Change in derivative liability during the period	(15,846)
Derivative liability balance, June 30, 2025	$19,629

The fair market value of all derivatives and warrant liability as of December 31, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.13
Expected dividend yield	0.00%
Expected stock price volatility	189.14%
Risk-free interest rate	4.32%
Expected term	0.58 years

The fair market value of all derivatives and warrant liability as of June 30, 2025 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.06
Expected dividend yield	0.00%
Expected stock price volatility	133.70%
Risk-free interest rate	4.28%
Expected term	0.08 years

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2025, the Company incurred a net loss of $1,851,748, had an accumulated deficit of $48,140,967 and a working capital deficit of $1,553,621. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $565,272 as of June 30, 2025 and $1,109,494 as of December 31, 2024. As of June 30, 2025, approximately $301,000 of the balance was related to prepaid inventory to the Company’s suppliers. As of December 31, 2024, approximately $943,000 and $136,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	June 30, 2025	December 31, 2024
Computer equipment	$56,746	$55,346
RAS system	8,390	-
Automobiles	94,298	94,298
Leasehold improvements	17,904	17,904
Total	177,338	167,548
Less: Accumulated depreciation	(57,460)	(44,688)
Fixed assets, net	$119,878	$122,860

For the six months ended June 30, 2025 and 2024, depreciation expense totaled approximately $13,300 and $2,600, respectively.

Note 6. Accrued Compensation

Accrued compensation totaled $270,000 as of June 30, 2025 and $540,000 as of December 31, 2024. As of June 30, 2025, the total balance was related to accruing compensation for year-end payment to the Company’s Board of Directors. This is a fixed dollar amount compensation and will be settled by common stock calculated at year-end. This was recorded in the directors compensation on the income statement with directors option expenses as non-cash compensation. During six months ended June 30, 2024, there is no compensation granted to directors as the Company granted the annual compensation at the end of year 2024 and the Company recognized a net credit to stock compensation expense of $1,673 due to options forfeitures.

Note 7. Debt

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler, a related party, of approximately $0 of principal at June 30, 2025 and December 31, 2024, and no interest expense during the six months ended June 30, 2025 and interest expense of $3,775 during the six months ended June 30, 2024. The Company made principal payments totaling of $121,582 during the six months ended June 30, 2024.

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

Interest expense for the note totaled approximately $0 and $2,000 during the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the outstanding principal balance on the note totaled $0.

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

During the six months ended June 30, 2025, there were no payments to the note principal. The note has a maturity due date of July 27, 2025. As of June 30, 2025, the outstanding balance on the notes was $55,500, net of debt discount of $3,951, and totaling $51,549. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. For the six months ended June 30, 2025 and 2024, amortization of debt discounts totaled $23,705 and $703,236, respectively.

Agile Lending, LLC Loans

On January 28, 2025, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) is due on August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $134,000 and no interest payments were made. The outstanding balance on the loan was $286,000 as of June 30, 2025.

1800 Diagonal Notes

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $179,041 of which $15,000 was paid through the issuance of an aggregate of 288,101 share of common stock and no interest payments were made. The outstanding balance on the loan was $359 as of June 30, 2025.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $40,633 and interest payments of $4,876. The outstanding balance on the loan was $40,633 as of June 30, 2025.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $50,472 and interest payments of $6,057. The outstanding balance on the loan was $40,378 as of June 30, 2025.

On January 28, 2025, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the sale of the January Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the January Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January Diagonal Note. The Company is required to make monthly payments starting July 30, 2025, until the due date of October 30, 2025. The first payment due July 30, 2025, is $109,918. The monthly payment for August 30, 2025, September 30, 2025, and October 30, 2025, is $19,729. For the six months ended June 30, 2025, the Company made no principal and interest payments. The outstanding balance on the loan was $149,650, net of discount of $8,733, and totaling $140,917 as of June 30, 2025.

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

During the six months ended June 30, 2025, the Company made aggregate principal payments on the Private Placement Notes of $246,454 of which $80,255 was paid through the issuance of an aggregate of 1,000,000 shares of common stock. The outstanding balance on the loan was $111,060 as of June 30, 2025.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $7,843 and interest payments of $2,357. The outstanding balance on the loan was $61,457 as of June 30, 2025.

Note 8. Stockholders’ Equity

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

During the six months ended June 30, 2025, the Company issued an aggregate of 877,509 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

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

During the six months ended June 30, 2025, the Company issued an aggregate of 750,000 shares of common stock to Quick Capital as partial conversion of $57,673 principal pursuant to the convertible promissory note.

During the six months ended June 30, 2025, the Company issued an aggregate of 406,484 shares of common stock to Jefferson as partial conversion of $32,583 principal and accrued interest pursuant to the convertible promissory note.

Note 9. Options

The following table represents option activity for the six months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	4,744	$1,532.26	3.34
Exercisable – December 31, 2024	4,076	$1532.26	3.61	$-
Granted	-	$-
Forfeited	1,353	$-
Vested	3,344
Outstanding – June 30, 2025	3,391	$1,997.97	3.31
Exercisable – June 30, 2025	3,344	$1,998.24	3.33	$-

For the six months ended June 30, 2025, the Company recognized a net credit to stock compensation expense of $2,480 due to options forfeitures.

The following table represents option activity for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	6,331	$1,555.52	3.80	$-
Exercisable – December 31, 2023	4,398	$1,555.52	4.27	$-
Granted	-	$-
Forfeited	896	$-
Expired	500	$-
Vested	4,078	$-
Outstanding – June 30, 2024	4,935	$1,537.86	3.88	$-
Exercisable – June 30, 2024	4,078	$1,537.86	4.22	$-

For the six months ended June 30, 2024, the Company recognized a net credit to stock compensation expense of $5,623 due to options forfeitures.

Note 10. Warrants

The following table represents warrant activity for the six months ended June 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	12,205	$106.71	3.96
Exercisable – December 31, 2024	12,205	$106.71	3.96	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding – June 30, 2025	12,205	$106.71	3.47
Exercisable – June 30, 2025	12,205	$106.71	3.47	$-

The following table represents warrant activity for the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	14,619	$601.78	4.20
Exercisable – December 31, 2023	11,114	$770.50	5.52	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(2,144)	$-
Outstanding – June 30, 2024	12,475	$161.07	4.30
Exercisable – June 30, 2024	12,475	$161.07	4.30	$-

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

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of June 30, 2025.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of June 30, 2025.

There was no warrant activity for the six months ended June 30, 2025 and 2024.

Note 11. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $34,800 on the lease for the six months ended June 30, 2024. For the six months ended June 30, 2025, the Company paid $25,800 under this lease.

Coastal Pride leased approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. In August 2024, the lease was terminated effective immediately.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault, an unrelated third party, for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, the Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month. For the six months ended June 30, 2025, Coastal Pride paid $9,000 on the lease.

The offices and facility of TOBC are located in Nanaimo, British Columbia, Canada and are on land which was leased to TOBC for approximately $2,500 per month plus taxes, from Steve and Janet Atkinson, a related party and the former TOBC owners. On April 1, 2022, TOBC entered into a new five-year lease with Steve and Janet Atkinson for CAD$2,590 per month plus taxes, and an additional five-year lease with Kathryn Atkinson for CAD$2,370 per month plus taxes. Both leases are renewable for two additional five-year terms. The Company evaluated the lease terms at inception and has not determined whether it will exercise the renewal options.

Rental and equipment lease expenses were approximately $22,900 for related party and $38,200 for non-related party for the six months ended June 30, 2025. For the six months ended June 30, 2024, rental lease expenses was approximately $26,700 for related party and $50,200 for non-related party.

Note 12. Subsequent Events

Shares issuances

On July 17, 2025, the Company issued 470,957 shares of common stock to Diagonal as partial conversion of $15,000 principal pursuant to the convertible promissory note.

On July 22, 2025, the Company issued 261,437 shares of common stock to Jefferson as partial conversion of $9,250 accrued interest pursuant to the convertible promissory note.

1800 Diagonal Notes

On July 1, 2025, the Company entered into default on the September Diagonal Note and October Diagonal Note under the terms of a convertible promissory note. Refer to Note 7 for additional information regarding the nature and financial impact of this default.

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

Three months ended June 30, 2025 and 2024

Net Revenue. Revenue for the three months ended June 30, 2025 increased 84.6% to $1,172,340 as compared to $635,018 for the three months ended June 30, 2024 as a result of an increase in inventory items sold along with increase in price during the three months ended June 30, 2025.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2025 increased to $919,650 as compared to $587,516 for the three months ended June 30, 2024. This increase is attributable to cost in the inventory items sold along with increase in items sold.

Gross Profit. Gross profit for the three months ended June 30, 2025 increased to $252,690 as compared to gross profit of $47,502 in the three months ended June 30, 2024. This increase is attributable to the increase in sales.

Commissions Expense. Commissions expense increased to $460 for the three months ended June 30, 2025 from $0 for the three months ended June 30, 2024. This increase was due to commissionable revenues for the three months ended June 30, 2024.

Salaries and Wages Expense. Salaries and wages expense increased to $333,226 for the three months ended June 30, 2025 as compared to $291,231 for the three months ended June 30, 2024. This increase is mainly attributable to the increase in gross wages.

Director Compensation. Director compensation increased to $138,012 for the three months ended June 25, 2025 as compared to $4,217 for the three months ended June 30, 2024. This increase is mainly attributable to the accrual of director compensation for year-end stock issuances.

Depreciation and Amortization. Depreciation and amortization expense increased to $6,932 for the three months ended June 30, 2025 as compared to $1,377 for the three months ended June 30, 2024. This increase is attributable to higher depreciation due to depreciable purchases of fixed assets during the three months ended June 30, 2025.

Other Operating Expense. Other operating expense decreased to $267,935 for the three months ended June 30, 2025 from $634,190 for the three months ended June 30, 2024. This decrease is mainly attributable to expenses like legal and professional fees and storage warehouse.

Other Income. Other income decreased for the three months ended June 30, 2025 to an expense balance of $1,866 from $48,127 for the three months ended June 30, 2024. This decrease is mainly attributable to less other non-operating income recognized during the period.

Loss on Settlement of Debt. Loss on settlement of debt was $0 for the three months ended June 30, 2025 and June 30, 2024.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value of derivative and warrant liabilities increased to a gain of $15,846 for the three months ended June 30, 2025 from a loss of $327,122 for the three months ended June 30, 2024. The increase is attributable to the fair value measurement for the derivative liability and warrant liability for the three months ended June 30, 2025.

Interest Expense. Interest expense decreased to $171,923 for the three months ended June 30, 2025 from $871,249 for the three months ended June 30, 2024. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $651,818 for the three months ended June 30, 2025 as compared to $2,033,757 for the three months ended June 30, 2024. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Six months ended June 30, 2025 and 2024

Net Revenue. Revenue for the six months ended June 30, 2025 increased 25.9% to $2,133,098 as compared to $1,694,373 for the six months ended June 30, 2024 as a result of increase in inventory items sold along with increase in price during the six months ended June 30, 2025.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2025 increased to $1,788,764 as compared to $1,686,505 for the six months ended June 30, 2025. This increase is attributable to cost in the inventory items sold along with increase in items sold.

Gross Profit. Gross profit for the six months ended June 30, 2025 increased to $344,334 as compared to gross profit of $7,868 in the six months ended June 30, 2024. This increase is attributable to increase in sales.

Commissions Expense. Commissions expense decreased to $460 for the six months ended June 30, 2025 from $4,221 for the six months ended June 30, 2024. This decrease was due to commissionable revenues for the six months ended June 30, 2025.

Salaries and Wages Expense. Salaries and wages expense increased to $603,510 for the six months ended June 30, 2025 as compared to $598,912 for the six months ended June 30, 2024. This increase is mainly attributable to the accrual of director compensation for year-end stock issuances.

Director Compensation. Director compensation increased to $276,024 for the three months ended June 25, 2025 as compared to a credit balance of $1,673 for the six months ended June 30, 2024. This increase is mainly attributable to the accrual of director compensation for year-end stock issuances.

Depreciation and Amortization. Depreciation and amortization expense increased to $13,318 for the six months ended June 30, 2025 as compared to $2,676 for the six months ended June 30, 2024. This increase is attributable to higher depreciation due to depreciable purchases of fixed assets during the six months ended June 30, 2025.

Other Operating Expense. Other operating expense decreased to $916,418 for the six months ended June 30, 2025 from $1,315,801 for the six months ended June 30, 2024. This decrease is mainly attributable to expenses like legal and professional fees and storage warehouse.

Other Income. Other income decreased for the six months ended June 30, 2025 to $4,749 from $49,662 for the six months ended June 30, 2024. This decrease is mainly attributable to less other non-operating income recognized during the period.

Loss on Settlement of Debt. Loss on settlement of debt increased to $41,066 for the six months ended June 30, 2025 from $0 for the six months ended June 30, 2024. The increase is caused by the Securities Purchase Agreement notes repayments during the six months ended June 30, 2025.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value and derivative and warrant liabilities increased to a gain of $29,936 for the six months ended June 30, 2025 from a loss of $244,486 for the six months ended June 30, 2024. The increase is attributable to the fair value measurement for the derivative liability and warrant liability for the six months ended June 30, 2025.

Interest Expense. Interest expense decreased to $379,971 for the six months ended June 30, 2025 from $1,206,316 for the six months ended June 30, 2024. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $1,851,748 for the six months ended June 30, 2025 as compared to $3,313,209 for the six months ended June 30, 2024. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Liquidity and Capital Resources

The Company had cash of $45,976 as of June 30, 2025. As of June 30, 2025, the Company had a working capital deficit of $1,553,621 and the Company’s primary sources of liquidity consisted of inventory of $248,995 and accounts receivable of $344,309.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the six months ended June 30, 2025 was $188,245 as compared to cash used in operating activities of $2,639,077 for the six months ended June 30, 2024. The decrease is primarily attributable to decrease in inventory of $421,973 and decrease in accounts receivable of $319,177, offset by the increase in other current assets of $2,068,264 and increase in payables and accruals of $611,222 for the six months ended June 30, 2025 compared with the six months ended June 30, 2024.

Cash (Used in) Investing Activities. Cash used in investing activities for the six months ended June 30, 2025 was $9,914 as compared to cash used in investing activities of $57,797 for the six months ended June 30, 2024. The decrease was mainly attributable to a decrease in the purchases of fixed assets for the six months ended June 30, 2025 compared to the purchases of fixed assets for the six months ended June 30, 2024.

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2025 was $9,162 as compared to cash provided by financing activities of $2,650,048 for the six months ended June 30, 2024. The decrease is mainly attributable due to the netted decrease in repayments and proceeds of short-term loans and less proceeds from common stock offering during the six months ended June 30, 2025.

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

During the six months ended June 30, 2025, there were no payments to the note principal. The note has a maturity due date of July 27, 2025. As of June 30, 2025, the outstanding balance on the notes was $55,500, net of debt discount of $3,951, and totaling $51,549. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. For the six months ended June 30, 2025 and 2024, amortization of debt discounts totaled $23,705 and $703,236, respectively.

Agile Lending, LLC Loans

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) and has a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. Administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $134,000 and no interest payments were made. The outstanding balance on the loan was $286,000 as of June 30, 2025.

1800 Diagonal Notes

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $179,041 of which $15,000 was paid through the issuance of an aggregate of 288,101 share of common stock and no interest payments were made. The outstanding balance on the loan was $359 as of June 30, 2025.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $40,633 and interest payments of $4,876. The outstanding balance on the loan was $40,633 as of June 30, 2025.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the six months ended June 30, 2025, the Company made principal payments on the loan totaling $50,472 and interest payments of $6,057. The outstanding balance on the loan was $40,378 as of June 30, 2025.

On January 28, 2025, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the sale of the January Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the January Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January Diagonal Note. The Company is required to make monthly payments starting July 30, 2025, until the due date of October 30, 2025. The first payment due July 30, 2025, is $109,918. The monthly payment for August 30, 2025, September 30, 2025, and October 30, 2025, is $19,729. For the six months ended June 30, 2025, the Company made no principal and interest payments. The outstanding balance on the loan was $149,650, net of discount of $8,733, and totaling $140,917 as of June 30, 2025.

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

During the six months ended June 30, 2025, the Company made aggregate principal payments on the Private Placement Notes of $246,454 of which $80,255 was paid through the issuance of an aggregate of 1,000,000 shares of common stock. The outstanding balance on the loan was $111,060 as of June 30, 2025.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer has concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

January 17, 2025, February 25, 2025, and July 22, 2025, the Company issued an aggregate of 667,921 shares of common stock to Jefferson as partial conversion of $41,833 principial and accrued interest pursuant to the convertible promissory note.

On March 12, 2025, and July 17, 2025, the Company issued 759,058 shares of common stock to Diagonal as partial conversion of $30,000 principal pursuant to the convertible promissory note.

During the six months ended June 30, 2025, the Company issued an aggregate of 877,509 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of August 15, 2025, the Company was in default under two unsecured convertible promissory notes. The total amount in default, inclusive of unpaid interest and contractual default interest, is approximately $98,471, representing approximately 6.7% of the Company’s total consolidated assets as of June 30, 2025. The note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September and October Diagonal Note into shares of the Company’s common stock at a conversion price of 65% and 75% of the market price as described in the note, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

BLUE STAR FOODS CORP.

Dated: August 18, 2025	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

