Form 10-Q
period 2025-09-30
Blue Star Foods Corp.
filed 2025-11-12
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 12, 2025, there were 41,804,278 shares of the registrant’s common stock outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2025	DECEMBER 31, 2024
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$82,770	$326,854
Accounts receivable, net of allowances and credit losses of $24,330 and $33,880	97,240	349,641
Inventory	117,266	447,760
Other current assets	602,522	1,109,494
Advance to related party	130,925	-
Total Current Assets	1,030,723	2,233,749
FIXED ASSETS, net	113,506	122,860
RIGHT OF USE ASSET-RELATED PARTY	59,095	84,145
OTHER ASSETS	70,959	113,845
TOTAL ASSETS	$1,274,283	$2,554,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$492,901	$307,121
Accrued expenses	317,021	135,122
Accrued compensation	405,000	540,000
Customer refunds	-	56,899
Current maturities of lease liabilities – related party	38,758	35,688
Loan payable	650,861	729,698
Derivative liability	-	49,565
Other current liabilities	790,881	790,881
Total Current Liabilities	2,695,422	2,644,974
LONG-TERM LIABILITIES
Lease liability, net of current portion – related party	20,337	48,457
Debt, net of current portion and discounts	258,297	52,865
TOTAL LIABILITIES	2,974,056	2,746,296
STOCKHOLDERS’ EQUITY
Series A 8% cumulative convertible preferred stock, $0.0001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding as of September 30, 2025, and 0 shares issued and outstanding as of December 31, 2024	-	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 20,517,325 shares issued and outstanding as of September 30, 2025, and 9,837,374 shares issued and outstanding as of December 31, 2024	2,042	974
Additional paid-in capital	47,057,297	46,167,697
Accumulated other comprehensive loss	(60,856)	5,174
Accumulated deficit	(48,621,933)	(46,289,219)
Treasury stock, 151 shares as of September 30, 2025 and 151 shares as of December 31, 2024	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(1,699,773)	(191,697)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,274,283	$2,554,599

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
REVENUE, NET	$462,260	$259,779	$2,595,358	$1,954,152

COST OF REVENUE	34,444	551,116	1,823,208	2,237,620

GROSS PROFIT	427,816	(291,337)	772,150	(283,468)

COMMISSIONS	425	-	885	4,221
SALARIES AND WAGES	239,299	268,530	842,809	875,780
DIRECTORS COMPENSATION	138,012	3,012	414,036	(6,999)
DEPRECIATION AND AMORTIZATION	6,269	1,535	19,587	4,211
OTHER OPERATING EXPENSES [1]	456,599	2,077,793	1,373,017	3,393,594

LOSS FROM OPERATIONS	(412,788)	(2,642,207)	(1,878,184)	(4,554,275)

OTHER INCOME (LOSS)	68,531	18	73,280	49,680
LOSS ON SETTLEMENT OF DEBT	(52,205)	-	(93,271)	-
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	19,628	33,806	49,564	(210,680)
INTEREST EXPENSE	(104,131)	(439,176)	(484,102)	(1,645,492)

NET LOSS	(480,965)	(3,047,559)	(2,332,713)	(6,360,767)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(480,965)	$(3,047,559)	$(2,332,713)	$(6,360,767)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	27,218	(17,998)	(66,030)	78,824
	.
COMPREHENSIVE LOSS	$(453,747)	$(3,065,557)	$(2,398,743)	$(6,281,943)

Loss per common share:
Net loss per common share - basis and diluted	$(0.03)	$1.11	$(0.12)	$(4.24)
Weighted average common shares outstanding - basic and diluted	18,087,244	2,749,904	19,745,982	1,498,890

The accompanying notes are an integral part of these unaudited consolidated financial statements

[1]	Includes $34,200 and $35,400 from a related party for the nine months ended September 30, 2025 and 2024, and $11,400 and $11,800 for the three months ended September 30, 2025 and 2024, respectively.

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity
December 31, 2024	-	$-	9,837,374	$974	$46,167,697	$(46,289,219)	$5,174	$(76,323)	$(191,697)
Stock based compensation	-	-	-	-	(5,627)	-	-	-	(5,627)
Common stock issued for service	-	-	302,762	30	32,970	-	-	-	33,000
Common stock issued for directors stock compensation			4,320,000	432	539,568				540,000
Common stock issued for note payment	-	-	1,444,585	145	147,676	-	-	-	147,821
Common stock issued for cash			350,000	35	19,915	-	-	-	19,950
Net Loss	-	-	-	-	-	(1,199,930)	-	-	(1,199,930)
Cumulative translation adjustment	-	-	-	-	-	-	18,840	-	18,840
March 31, 2025	-	$-	16,254,721	$1,616	$46,902,199	$(47,489,149)	$24,014	$(76,323)	$(637,643)
Stock based compensation	-	-	-	-	3,147	-	-	-	3,147
Common stock issued for service	-	-	574,747	57	32,943	-	-	-	33,000
Net Loss	-	-	-	-	-	(651,818)	-	-	(651,818)
Cumulative translation adjustment	-	-	-	-	-	-	(112,088)	-	(112,088)
June 30, 2025	-	$-	16,829,468	$1,673	$46,938,289	$(48,140,967)	$(88,074)	$(76,323)	$(1,365,402)
Stock based compensation	-	-	-	-	3,146	-	-	-	3,146
Common stock issued for note payment	-	-	3,687,857	369	115,861	-	-	-	116,230
Series A Super-Voting Convertible Preferred Stoc	1,000,000	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(480,965)	-	-	(480,965)
Cumulative translation adjustment	-	-	-	-	-	-	27,218	-	27,218
September 30, 2025	1,000,000	$-	20,517,325	$2,042	$47,057,297	$(48,621,932)	$(60,856)	$(76,323)	$(1,699,773)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	(Deficit)
December 31, 2023	-	$-	461,722	$46	$36,661,926	$(33,810,732)	$(179,995)	$(76,323)	$2,594,922
Stock based compensation	-	-	-	-	8,800	-	-	-	8,800
Common stock issued for service	-	-	5,238	1	32,999	-	-	-	33,000
Common stock issued for note payment	-	-	15,000	2	68,318	-	-	-	68,320
Common stock issued for cash			226,656	23	836,337	-	-	-	836,360
Common stock issued for loan commitment fees	-	-	7,092	1	49,999	-	-	-	50,000
Net Loss	-	-	-	-	-	(1,279,451)	-	-	(1,279,451)
Cumulative translation adjustment	-	-	-	-	-	-	78,033	-	78,033
March 31, 2024	-	$-	715,708	$73	$37,658,379	$(35,090,183)	$(101,962)	$(76,323)	$2,389,984
Stock based compensation	-	-	-	-	(14,423)	-	-	-	(14,423)
Common stock issued for service	-	-	6,319	2	21,998	-	-	-	22,000
Common stock issued for note payment	-	-	426,831	43	1,684,707	-	-	-	1,684,750
Common stock issued for cash	-	-	1,113,000	113	2,145,942	-	-	-	2,146,055
Common stock issued for loan commitment fees	-	-	10,000	1	23,299	-	-	-	23,300
Net Loss	-	-	-	-	-	(2,033,757)	-	-	(2,033,757)
Cumulative translation adjustment	-	-	-	-	-	-	18,789	-	18,789
June 30, 2024	-	$-	2,271,858	$232	$41,519,902	$(37,123,940)	$(83,173)	$(76,323)	$4,236,698
Stock based compensation	-	-	-	-	4,306	-	-	-	4,306
Common stock issued for service	-	-	26,063	3	43,996	-	-	-	43,999
Common stock issued for note payment	-	-	129,700	13	419,490	-	-	-	419,503
Common stock issued for cash and exercise for warrants	-	-	979,823	98	940,125	-	-	-	940,224
Common stock issued for loan commitment fees	-	-	39,300	4	45,584	-	-	-	45,588
Net Loss	-	-	-	-	-	(3,047,559)	-	-	(3,047,559)
Cumulative translation adjustment	-	-	-	-	-	-	(17,998)	-	(17,998)
September 30, 2024	-	$-	3,446,744	$351	$42,973,403	$(40,171,499)	$(101,171)	$(76,323)	$2,624,761

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,332,713)	$(6,360,767)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	666	(1,317)
Common stock issued for service	66,000	98,999
Depreciation of fixed assets	19,587	4,211
Amortization of debt discounts	113,068	1,042,707
Allowance for inventory obsolescence	(500,732)	714,900
Loss on settlement of debt	93,271	-
Lease expense	25,050	27,728
Credit loss expense	(14,426)	-
(Gain) Loss on revaluation of fair value of derivative and warrant liabilities	(49,565)	210,680
Changes in operating assets and liabilities:
Accounts receivables	266,827	212,842
Inventories	831,227	342,869
Advances to related parties	(130,925)	95,525
Other current assets	506,970	(362,554)
Right of use liability	(25,050)	(27,728)
Other assets	42,888	(52,853)
Accounts payable	367,679	(83,214)
Accrued compensation	405,000	-
Customer refunds	(56,899)	(147,658)
Net Cash (Used in) Operating Activities	(372,077)	(4,285,629)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(9,914)	(94,152)
Net Cash (Used in) Investing Activities	(9,914)	(94,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	19,950	3,922,638
Proceeds from short-term loan	774,075	2,223,491
Repayments of short-term loan	(591,032)	(1,630,491)
Repayments of related party notes payable	-	(165,620)
Net Cash Provided by Financing Activities	202,993	4,350,018

Effect of Exchange Rate Changes on Cash	(65,086)	78,298

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(244,084)	48,535

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	326,854	24,163

CASH AND CASH EQUIVALENTS – END OF PERIOD	$82,770	$72,698

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$141,532	$505,538

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	264,051	2,172,574
Common stock issued for loan commitment fees	-	118,888
Common stock issued for accrued directors stock compensation	540,000	-

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

As of September 30, 2025, and December 31, 2024, the balance due from the related party for future shipments was approximately $1,300,000. During the year ended December 31, 2024, the Company determined it was appropriate to record an allowance for the full balance due from Bacolod. No new purchases have been made from Bacolod since November 2020. There was no cost of revenue related to inventories purchased from Bacolod recorded for the nine months ended September 30, 2025 and 2024.

As of September 30, 2025, the Company made payments to John Keeler for an unsecured promissory note which has already been paid off in the year 2024. These payments exceeded the amount owed under the note, resulting in an overpayment of approximately $131,000 as advance to related party. Management is evaluating the appropriate method for recovery or settlement of the overpaid amount.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of September 30, 2025, the Company recorded allowances for sales returns, allowances and discounts of $24,300 and refund liability of $0. There was no allowance for bad debt recorded for the nine months ended September 30, 2025. As of December 31, 2024, the Company recorded sales return, allowances and discounts of $39,000 and refund liability of $57,000. There was no allowance for bad debt recorded for the year ended December 31, 2024.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the nine months ended September 30, 2025, the Company recorded an inventory allowance of $916,573. For the year ended December 31, 2024, the Company recorded an inventory allowance in the amount of $1,417,305 which was charged to cost of goods sold.

The Company’s inventory as of September 30, 2025 and December 31, 2024 consists of:

	September 30, 2025	December 31, 2024

Inventory purchased for resale	$994,237	$1,644,085
Feeds and eggs processed	18,703	65,924
Raw materials for packaged seafood	20,899	155,056
Less: Inventory allowance	(916,573)	(1,417,305)
Inventory, net	$117,266	$447,760

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of September 30, 2025. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

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

Our financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. We believe the carrying values of our cash, accounts receivable, accounts payable, and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The derivative liability is the embedded conversion feature on the 2023 Lind convertible note. All derivatives and warrant liabilities are recorded at fair value. The change in fair value for derivatives and warrants liabilities is recognized in earnings. The Company’s derivative and warrant liabilities are measured at fair value on a recurring basis using the Black Scholes Pricing model as of September 30, 2025 and December 31, 2024. There were no financial assets and liabilities that were measured at fair value on a recurring basis under Levels 1 and 2.

	Level 3 Fair Value
	As of September 30, 2025	As of December 31, 2024
Liabilities
Derivative liability on convertible debt	$-	$49,565
Total	$-	$49,565

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

The table below presents the change in the fair value of the derivative liability convertible debt and warrant liability during the nine months ended September 30, 2025:

Derivative liability balance, January 1, 2025	$49,565
Issuance of derivative liability during the period	-
Change in derivative liability during the period	(14,090)
Derivative liability balance, March 31, 2025	$35,475
Issuance of derivative liability during the period	-
Change in derivative liability during the period	(15,846)
Derivative liability balance, June 30, 2025	$19,629
Issuance of derivative liability during the period	-
Change in derivative liability during the period	(19,629)
Derivative liability balance, September 30, 2025	$-

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

ASU 2025-01 – Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. This update clarifies the effective date guidance in ASU 2024-03, which requires public business entities to disclose, in the notes to the financial statements, the disaggregation of certain income statement expense line items. The amendments do not change the disclosure requirements established by ASU 2024-03 but clarify when entities are required to apply them. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

ASU 2025-05 — Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient to simplify the estimation of expected credit losses for current trade accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under the expedient, entities may assume that current conditions as of the balance sheet date will persist for the remaining life of those short-term assets when measuring expected credit losses. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the nine months ended September 30, 2025, the Company incurred a net loss of $2,332,713, had an accumulated deficit of $48,621,933 and a working capital deficit of $1,664,699. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $602,522 as of September 30, 2025 and $1,109,494 as of December 31, 2024. As of September 30, 2025, approximately $501,100 of the balance was related to prepaid inventory to the Company’s suppliers. As of December 31, 2024, approximately $943,000 and $136,000 of the balance was related to prepaid inventory to the Company’s suppliers and prepaid legal fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	September 30, 2025	December 31, 2024
Computer equipment	$56,746	$55,346
RAS system	7,847	-
Automobiles	94,298	94,298
Leasehold improvements	17,904	17,904
Total	176,795	167,548
Less: Accumulated depreciation	(63,288)	(44,688)
Fixed assets, net	$113,506	$122,860

For the nine months ended September 30, 2025 and 2024, depreciation expense totaled approximately $19,600 and $4,200, respectively.

Note 6. Accrued Compensation

Accrued compensation totaled $405,000 as of September 30, 2025 and $540,000 as of December 31, 2024. As of September 30, 2025, the total balance was related to accruing compensation for year-end payment to the Company’s Board of Directors. This is a fixed dollar amount compensation and will be settled by common stock calculated at year-end. This was recorded in the directors compensation on the income statement with directors option expenses as non-cash compensation. During nine months ended September 30, 2024, there is no compensation granted to directors as the Company granted the annual compensation at the end of year 2024 and the Company recognized a net credit to stock compensation expense of $1,317 due to options forfeitures.

Note 7. Debt

John Keeler Promissory Notes

The Company had unsecured promissory notes outstanding to John Keeler, a related party, of approximately $0 of principal at September 30, 2025 and December 31, 2024, and no interest expense during the nine months ended September 30, 2025 and interest expense of $4,435 during the nine months ended September 30, 2024. The Company made principal payments totaling of $165,620 during the nine months ended September 30, 2024.

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

Interest expense for the note totaled approximately $0 and $3,000 during the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, the outstanding principal balance on the note totaled $0.

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

During the nine months ended September 30, 2025, there were no payments to the note principal. The note has a maturity due date of July 27, 2025. As of September 30, 2025, the outstanding balance on the notes was $55,500, net of debt discount of $0, and totaling $55,500. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. For the nine months ended September 30, 2025 and 2024, amortization of debt discounts totaled $27,656 and $858,614, respectively.

Agile Lending, LLC Loans

On January 28, 2025, the Company, and Keeler & Co. (each a “Borrower”) entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) is due on August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the due date. The loan may be prepaid subject to a prepayment fee. An administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $152,000 and no interest payments were made. As of September 30, 2025, the outstanding balance on the loan was $268,000, and accrued interest of $176,400 had been recorded.

1800 Diagonal Notes

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $179,400 of which $38,681 was paid through the issuance of an aggregate of 1,639,719 share of common stock. The outstanding balance on the loan was $0 as of September 30, 2025, compared to $179,400 as of December 31, 2024. Interest expense related to the loan was $0 for the nine months ended September 30, 2024, and $23,322 for the nine months ended September 30, 2025.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $81,267. The outstanding balance on the loan was $0 as of September 30, 2025, compared to $81,267 as of December 31, 2024. Interest expense related to the loan was $0 for the nine months ended September 30, 2024, and $9,752 for the nine months ended September 30, 2025.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $81,329. The outstanding balance on the loan was $9,521 as of September 30, 2025. Interest expense related to the loan was $10,902 for the nine months ended September 30, 2025.

On January 28, 2025, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the sale of the January Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the January Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January Diagonal Note. The Company is required to make monthly payments starting July 30, 2025, until the due date of October 30, 2025. The first payment due July 30, 2025, is $109,918. The monthly payment for August 30, 2025, September 30, 2025, and October 30, 2025, is $19,729. For the nine months ended September 30, 2025, the Company made no principal and interest payments. The outstanding balance on the loan was $149,650, net of discount of $2,183, and totaling $147,467 as of September 30, 2025. Interest expense related to the loan was $17,292 for the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, the Company made aggregate principal payments on the Private Placement Notes of $257,639 of which $91,441 was paid through the issuance of an aggregate of 2,876,074 shares of common stock. The outstanding balance on the loan was $99,874 as of September 30, 2025, compared to $357,514 as of December 31, 2024. Interest expense related to the loan was $6,111 for the nine months ended September 30, 2024, and $30,556 for the nine months ended September 30, 2025.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $10,177 and interest payments of $4,373. The outstanding balance on the loan was $59,122 as of September 30, 2025, compared to $69,299 as of December 31, 2024. Interest expense related to the loan $4,373 for the nine months ended September 30, 2025.

Labrys Fund Note

On August 25, 2025, the Company issued to Labrys Fund II, L.P. (“Labrys Fund”) a convertible promissory note in the principal amount of $169,500 with an original issue discount of $25,425 (the “Labrys Note”). The Labrys Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the sale of the Labrys Note are for general working capital. Upon the occurrence of an event of default as described in the Labrys Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Labrys Funds will have the right to convert all or any part of the outstanding and unpaid amount of the Labrys Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Labrys Note. For the nine months ended September 30, 2025, the Company made no principal and interest payments on the loan. As of September 30, 2025, the outstanding balance on the note was $169,500, net of discount of $23,306, and totaling $146,194. Interest expense related to the loan $1,836 for the nine months ended September 30, 2025.

Quick Capital Note

On September 16, 2025, the Company issued to Quick Capital a convertible promissory note in the principal amount of $47,059 with an original issue discount of $7,059 (the “Quick Capital Note”). The Quick Capital Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the sale of the Quick Capital Note are for general working capital. Upon the occurrence of an event of default as described in the Quick Capital Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, Quick Capital will have the right to convert all or any part of the outstanding and unpaid amount of the Quick Capital Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Quick Capital Note. For the nine months ended September 30, 2025, the Company made no principal and interest payments on the loan. As of September 30, 2025, the outstanding balance on the note was $47,059, net of discount of $7,059, and totaling $40,000. Interest expense related to the loan $0 for the nine months ended September 30, 2025.

ClearThink Note

On September 18, 2025, the Company issued ClearThink a convertible promissory note in the principal amount of $47,059 with an original issue discount of $7,059 (the “ClearThink Note”). The ClearThink Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the sale of the ClearThink Note are for general working capital. Upon the occurrence of an event of default as described in the ClearThink Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, ClearThink will have the right to convert all or any part of the outstanding and unpaid amount of the ClearThink Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the ClearThink Note. For the nine months ended September 30, 2025, the Company made no principal and interest payments on the loan. As of September 30, 2025, the outstanding balance on the note was $47,059, net of discount of $7,059, and totaling $40,000. Interest expense related to the loan $0 for the nine months ended September 30, 2025.

Note 8. Leases

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of September 30, 2025.

September 30, 2025
Assets
Operating lease assets	$59,095

Liabilities
Current
Operating lease liabilities	$38,758
Noncurrent
Operating lease liabilities	$20,337

Supplemental cash flow information related to leases were as follows:

Nine Months Ended September 30, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,050
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

September 30, 2025
Weighted-average remaining lease term
Operating leases	1.50 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of September 30, 2025 were as follows:

Operating Leases

2025 (three months remaining)	10,752
2026	43,009
2027	10,753
Total lease payments	64,514
Less: amount of lease payments representing interest	(5,419)
Present value of future minimum lease payments	$59,095
Less: current obligations under leases	$(38,758)
Non-current obligations	$20,337

Note 9. Stockholders’ Equity

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

During the nine months ended September 30, 2025, the Company issued an aggregate of 877,509 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

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

During the nine months ended September 30, 2025, the Company issued 1,639,719 shares of common stock to Diagonal as partial conversion of $42,250 principal pursuant to the convertible promissory note.

During the nine months ended September 30, 2025, the Company issued an aggregate of 2,626,074 shares of common stock to Quick Capital as partial conversion of $80,698 principal pursuant to the convertible promissory note.

During the nine months ended September 30, 2025, the Company issued an aggregate of 866,649 shares of common stock to Jefferson as partial conversion of $46,333 principal and accrued interest pursuant to the convertible promissory note.

During the nine months ended September 30, 2025, the Company issued 1,000,000 shares of Series A Super Voting Convertible Preferred Stock (“Series A Preferred”) with par value $0.0001 per share. The Series A Preferred was issued for no cash or other consideration and solely to establish a voting control structure. Each share of Series A Preferred entitles the holder to 100 votes per share on all matters submitted to a vote of the stockholders.

Note 10. Options

The following table represents option activity for the nine months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	4,744	$1,532.26	3.34
Exercisable – December 31, 2024	4,076	$1532.26	3.61	$-
Granted	-	$-
Forfeited	1,353	$-
Vested	3,351
Outstanding – September 30, 2025	3,391	$1,997.97	3.05
Exercisable – September 30, 2025	3,351	$1,998.09	3.07	$-

For the nine months ended September 30, 2025, the Company recognized a stock compensation expense of $666 due to options forfeitures.

The following table represents option activity for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	6,331	$1,555.52	3.80	$-
Exercisable – December 31, 2023	4,398	$1,555.52	4.27	$-
Granted	-	$-
Forfeited	896	$-
Expired	500	$-
Vested	4,172	$-
Outstanding – September 30, 2024	4,935	$1,502.75	3.62	$-
Exercisable – September 30, 2024	4,172	$1,502.75	3.92	$-

For the nine months ended September 30, 2024, the Company recognized a net credit to stock compensation expense of $1,317 due to options forfeitures.

Note 11. Warrants

The following table represents warrant activity for the nine months ended September 30, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	12,205	$106.71	3.96
Exercisable – December 31, 2024	12,205	$106.71	3.96	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding – September 30, 2025	12,205	$106.71	3.22
Exercisable – September 30, 2025	12,205	$106.71	3.22	$-

The following table represents warrant activity for the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	14,619	$601.78	4.20
Exercisable – December 31, 2023	11,114	$770.50	5.52	$-
Granted	-	$-
Exercised	-	$-
Forfeited or Expired	(2,358)	$-
Outstanding – September 30, 2024	12,261	$129.05	4.15
Exercisable – September 30, 2024	12,261	$129.05	4.15	$-

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

On September 11, 2023, in connection with the underwritten public offering, the Company issued five-year Series A-1 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of September 30, 2025.

On September 11, 2023, in connection with the underwritten public offering, the Company issued eighteen-month Series A-2 warrants to purchase up to 214,823 shares of common stock which warrants are exercisable upon stockholder approval at an exercise price of $23.28 per share. Since the exercise of these warrants is contingent upon stockholder approval, which stockholder approval has not been obtained, such warrants were not considered as outstanding as of September 30, 2025.

There was no warrant activity for the nine months ended September 30, 2025 and 2024.

Note 12. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $52,200 on the lease for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the Company paid $28,300 under this lease.

Coastal Pride leased approximately 1,100 square feet of office space in Beaufort, South Carolina which consists of a lease with a related party for $1,000 per month that expires in October 2024. In August 2024, the lease was terminated effective immediately.

Coastal Pride also leased a 9,050 square foot facility for $1,000 per month from Gault, an unrelated third party, for its soft-shell crab operations in Beaufort, South Carolina under a one-year lease that expired in February 2023. On February 3, 2023, the lease was renewed for $1,500 per month until February 2024. On February 3, 2024, the Coastal Pride entered into a verbal month-to-month lease agreement with Gault for $1,500 per month. For the nine months ended September 30, 2025, Coastal Pride paid $12,000 on the lease.

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

Rental and equipment lease expenses were approximately $34,200 for related party and $40,700 for non-related party for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, rental lease expenses was approximately $35,400 for related party and $77,400 for non-related party.

Note 13. Subsequent Events

Shares issuances

On October 14, 2025, October 24, 2025, October 29, 2025, November 3, 2025, November 4, 2025, November 5, 2025, and November 7, 2025, the Company issued an aggregate of 9,535,617 shares of common stock to Quick Capital as partial conversion of $50,551 principal pursuant to the convertible promissory note.

On October 28, 2025, October 30, 2025, November 3, 2025, November 4, 2025, November 5, 2025, November 6, 2025, November 10, 2025, and November 12, 2025, the Company issued an aggregate of 11,751,336 shares of common stock to Diagonal as partial conversion of $79,550 principal pursuant to the convertible promissory note.

Schedule 14C

On October 7, 2025, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission to notify stockholders of certain corporate actions that were approved by written consent of the Company’s majority stockholders in accordance with applicable law. The Information Statement was filed to provide the required notice to stockholders prior to the effectiveness of such actions.

Unaffiliated Note

On October 29, 2025, the Company entered into a promissory note agreement with an unaffiliated third-party lender for aggregate principal of $50,000. The note bears interest at a rate of 32% per annum and matures on July 29, 2026. The proceeds are for general working capital. Upon the occurrence of an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 25% of the then outstanding principal amount of the note.

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

Overview

Looking ahead, the Company plans to focus on strengthening its position in the premium seafood market by improving supply chain efficiency, expanding distribution channels, and managing costs to enhance profitability. Management expects continued demand for pasteurized crab meat and other specialty seafood products in our core U.S. and Canadian markets, supported by steady consumer interest in sustainable, ready-to-eat protein options. We intend to leverage our existing co-packing relationships across Southeast Asia to maintain consistent product quality and supply reliability while exploring new sourcing opportunities to support future growth. The Company will continue to emphasize disciplined cost management, operational efficiency, and product innovation as part of its strategy to improve margins and support long-term growth.

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

Three months ended September 30, 2025 and 2024

Net Revenue. Revenue for the three months ended September 30, 2025 increased 77.9% to $462,260 as compared to $259,779 for the three months ended September 30, 2024 as a result of an increase in inventory items sold along with increase in price during the three months ended September 30, 2025.

Cost of Goods Sold. Cost of goods sold for the three months ended September 30, 2025 decreased to $34,444 as compared to $551,116 for the three months ended September 30, 2024. This decrease is attributable to the adjustment of inventory allowance and cost in the inventory items sold.

Gross Profit. Gross profit for the three months ended September 30, 2025 increased to $427,816 as compared to gross loss of $291,337 in the three months ended September 30, 2024. This increase is attributable to the increase in sales and decrease in cost.

Commissions Expense. Commissions expense increased to $425 for the three months ended September 30, 2025 from $0 for the three months ended September 30, 2024. This increase was due to commissionable revenues for the three months ended September 30, 2024.

Salaries and Wages Expense. Salaries and wages expense decreased to $239,299 for the three months ended September 30, 2025 as compared to $268,530 for the three months ended September 30, 2024. This decrease is mainly attributable to the decrease in gross wages.

Director Compensation. Director compensation increased to $138,012 for the three months ended September 25, 2025 as compared to $3,012 for the three months ended September 30, 2024. This increase is mainly attributable to the accrual of director compensation for year-end stock issuances.

Depreciation and Amortization. Depreciation and amortization expense increased to $6,269 for the three months ended September 30, 2025 as compared to $1,535 for the three months ended September 30, 2024. This increase is attributable to higher depreciation due to depreciable purchases of fixed assets during the three months ended September 30, 2025.

Other Operating Expense. Other operating expense decreased to $456,599 for the three months ended September 30, 2025 from $2,077,793 for the three months ended September 30, 2024. This decrease is mainly attributable to expenses like legal and professional fees, storage warehouse, and loss from operating expenses in AFVFL during the three months ended September 30, 2024.

Other Income. Other income increased for the three months ended September 30, 2025 to $68,531 from $18 for the three months ended September 30, 2024. This increase is mainly attributable to the employment retention tax relief credit received.

Loss on Settlement of Debt. Loss on settlement of debt increased for the three months ended September 30, 2025 to $52,205 from $0 for the three months ended September 30, 2024. The increase is caused by the Securities Purchase Agreement notes repayments during the three months ended September 30, 2025

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value of derivative and warrant liabilities decreased to $19,628 for the three months ended September 30, 2025 from $33,806 for the three months ended September 30, 2024. The decrease is attributable to the fair value measurement for the derivative liability and warrant liability for the three months ended September 30, 2025.

Interest Expense. Interest expense decreased to $104,131 for the three months ended September 30, 2025 from $439,176 for the three months ended September 30, 2024. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $480,965 for the three months ended September 30, 2025 as compared to $3,047,559 for the three months ended September 30, 2024. The decrease in net loss is primarily attributable to the decrease in other operating expenses and the interest expense.

Nine months ended September 30, 2025 and 2024

Net Revenue. Revenue for the nine months ended September 30, 2025 increased 32.8% to $2,595,358 as compared to $1,954,152 for the nine months ended September 30, 2024 as a result of increase in inventory items sold along with increase in price during the nine months ended September 30, 2025.

Cost of Goods Sold. Cost of goods sold for the nine months ended September 30, 2025 decreased to $1,823,208 as compared to $2,237,620 for the nine months ended September 30, 2025. This decrease is attributable to the adjustment of inventory allowance and cost in the inventory items sold.

Gross Profit. Gross profit for the nine months ended September 30, 2025 increased to $772,150 as compared to gross loss of $283,468 in the nine months ended September 30, 2024. This increase is attributable to increase in sales.

Commissions Expense. Commissions expense decreased to $885 for the nine months ended September 30, 2025 from $4,221 for the nine months ended September 30, 2024. This decrease was due to commissionable revenues for the nine months ended September 30, 2025.

Salaries and Wages Expense. Salaries and wages expense decreased to $842,809 for the nine months ended September 30, 2025 as compared to $875,780 for the nine months ended September 30, 2024. This decrease is mainly attributable to the decrease in gross wages.

Director Compensation. Director compensation increased to $414,036 for the nine months ended September 25, 2025 as compared to a credit balance of $6,999 for the nine months ended September 30, 2024. This increase is mainly attributable to the accrual of director compensation for year-end stock issuances.

Depreciation and Amortization. Depreciation and amortization expense increased to $19,587 for the nine months ended September 30, 2025 as compared to $4,211 for the nine months ended September 30, 2024. This increase is attributable to higher depreciation due to depreciable purchases of fixed assets during the nine months ended September 30, 2025.

Other Operating Expense. Other operating expense decreased to $1,373,017 for the nine months ended September 30, 2025 from $3,393,594 for the nine months ended September 30, 2024. This decrease is mainly attributable to expenses like legal and professional fees, storage warehouse, and loss from operating expenses in AFVFL during the nine months ended September 30, 2024.

Other Income. Other income increased for the nine months ended September 30, 2025 to $73,280 from $49,680 for the nine months ended September 30, 2024. This increase is mainly attributable to the employment retention tax relief credit received.

Loss on Settlement of Debt. Loss on settlement of debt increased to $93,271 for the nine months ended September 30, 2025 from $0 for the nine months ended September 30, 2024. The increase is caused by the Securities Purchase Agreement notes repayments during the nine months ended September 30, 2025.

Change in Fair Value of Derivative and Warrant Liabilities. Change in fair value and derivative and warrant liabilities increased to a gain of $49,564 for the nine months ended September 30, 2025 from a loss of $210,680 for the nine months ended September 30, 2024. The increase is attributable to the fair value measurement for the derivative liability and warrant liability for the nine months ended September 30, 2025.

Interest Expense. Interest expense decreased to $484,102 for the nine months ended September 30, 2025 from $1,645,492 for the nine months ended September 30, 2024. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $2,332,713 for the nine months ended September 30, 2025 as compared to $6,360,767 for the nine months ended September 30, 2024. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities, interest expense and decrease in other operating expenses.

Liquidity and Capital Resources

The Company had cash of $82,770 as of September 30, 2025. As of September 30, 2025, the Company had a working capital deficit of $1,664,699 and the Company’s primary sources of liquidity consisted of inventory of $117,266 and accounts receivable of $97,240.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the nine months ended September 30, 2025 was $372,077 as compared to cash used in operating activities of $4,285,630 for the nine months ended September 30, 2024. The decrease is primarily attributable to increase in inventory of $488,358 and increase in accounts receivable of $53,985, offset by the increase in other current assets of $869,524 and increase in payables and accruals of $450,893 for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024.

Cash (Used in) Investing Activities. Cash used in investing activities for the nine months ended September 30, 2025 was $9,914 as compared to cash used in investing activities of $94,152 for the nine months ended September 30, 2024. The decrease was mainly attributable to a decrease in the purchases of fixed assets for the nine months ended September 30, 2025 compared to the purchases of fixed assets for the nine months ended September 30, 2024.

Cash Provided by Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2025 was $202,993 as compared to cash provided by financing activities of $4,350,018 for the nine months ended September 30, 2024. The decrease is mainly attributable due to the netted decrease in repayments and proceeds of short-term loans and less proceeds from common stock offering during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025, there were no payments to the note principal. The note has a maturity due date of July 27, 2025. As of September 30, 2025, the outstanding balance on the notes was $55,500, net of debt discount of $0, and totaling $55,500. As of December 31, 2024, the outstanding balance on the notes was $55,500, net of debt discount of $27,656, and totaling $27,844. For the nine months ended September 30, 2025 and 2024, amortization of debt discounts totaled $27,656 and $858,614, respectively.

Agile Lending, LLC Loans

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with Agile and Agile Capital as collateral agent, which provides for a term loan to the Company in the amount of $420,000 which principal and interest (of $176,400) and has a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. Administrative agent fee of $20,000 was paid on the loan which was recognized as a debt discount and amortized over the term of the loan. In connection with the loan, Agile was issued a subordinated secured promissory note, dated January 28, 2025, in the principal amount of $420,000 which note is secured by all of the Borrowers’ assets, including receivables. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $152,000 and no interest payments were made. The outstanding balance on the loan was $268,000 as of September 30, 2025.

1800 Diagonal Notes

On September 9, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $179,400 with an original issue discount of $23,400 (the “September Diagonal Note”). The September Diagonal Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the sale of the September Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the September Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the September Diagonal Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September Diagonal Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $179,400 of which $38,681 was paid through the issuance of an aggregate of 1,639,719 share of common stock and no interest payments were made. The outstanding balance on the loan was $0 as of September 30, 2025.

On October 1, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $121,900 with an original issue discount of $15,900 (the “October Diagonal Note”). The October Diagonal Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the sale of the October Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the October Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the October Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October Diagonal Note. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $81,267 and interest payments of $9,752. The outstanding balance on the loan was $0 as of September 30, 2025.

On December 16, 2024, the Company issued to Diagonal a convertible promissory note in the principal amount of $90,850 with an original issue discount of $11,850 (the “December Diagonal Note”). The December Diagonal Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the sale of the December Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the December Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the December Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December Diagonal Note. For the nine months ended September 30, 2025, the Company made principal payments on the loan totaling $81,329 and interest payments of $9,691. The outstanding balance on the loan was $9,521 as of September 30, 2025.

On January 28, 2025, the Company issued to Diagonal a convertible promissory note in the principal amount of $149,650 with an original issue discount of $19,650 (the “January Diagonal Note”). The January Diagonal Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the sale of the January Diagonal Note are for general working capital. Upon the occurrence of an event of default as described in the January Diagonal Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Diagonal will have the right to convert all or any part of the outstanding and unpaid amount of the January Diagonal Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without Diagonal’s written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January Diagonal Note. The Company is required to make monthly payments starting July 30, 2025, until the due date of October 30, 2025. The first payment due July 30, 2025, is $109,918. The monthly payment for August 30, 2025, September 30, 2025, and October 30, 2025, is $19,729. For the nine months ended September 30, 2025, the Company made no principal and interest payments. The outstanding balance on the loan was $149,650, net of discount of $2,183, and totaling $147,467 as of September 30, 2025.

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

During the nine months ended September 30, 2025, the Company made aggregate principal payments on the Private Placement Notes of $257,639 of which $91,441 was paid through the issuance of an aggregate of 2,876,074 shares of common stock. The outstanding balance on the loan was $99,874 as of September 30, 2025.

Labrys Fund Note

On August 25, 2025, the Company issued to Labrys Fund II, L.P. (“Labrys Fund”) a convertible promissory note in the principal amount of $169,500 with an original issue discount of $25,425 (the “Labrys Note”). The Labrys Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the sale of the Labrys Note are for general working capital. Upon the occurrence of an event of default as described in the Labrys Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, Labrys Funds will have the right to convert all or any part of the outstanding and unpaid amount of the Labrys Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Labrys Note. For the nine months ended September 30, 2025, the Company made no principal and interest payments on the loan. The outstanding balance on the loan was $169,500 as of September 30, 2025.

Quick Capital Note

On September 16, 2025, the Company issued to Quick Capital a convertible promissory note in the principal amount of $47,059 with an original issue discount of $7,059 (the “Quick Capital Note”). The Quick Capital Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the sale of the Quick Capital Note are for general working capital. Upon the occurrence of an event of default as described in the Quick Capital Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, Quick Capital will have the right to convert all or any part of the outstanding and unpaid amount of the Quick Capital Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the Quick Capital Note. For the nine months ended September 30, 2025, the Company made no principal and interest payments on the loan. The outstanding balance on the loan was $47,059 as of September 30, 2025.

ClearThink Note

On September 18, 2025, the Company issued ClearThink a convertible promissory note in the principal amount of $47,059 with an original issue discount of $7,059 (the “ClearThink Note”). The ClearThink Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the sale of the ClearThink Note are for general working capital. Upon the occurrence of an event of default as described in the ClearThink Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, ClearThink will have the right to convert all or any part of the outstanding and unpaid amount of the ClearThink Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the ClearThink Note. For the nine months ended September 30, 2025, the Company made no principal and interest payments on the loan. The outstanding balance on the loan was $47,059 as of September 30, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2025, February 24, 2025, September 11, 2025, September 29, 2025, October 14, 2025, October 24, 2025, October 29, 2025, November 3, 2025, November 4, 2025, November 5, 2025, and November 7, 2025, the Company issued an aggregate of 12,161,691 shares of common stock to Quick Capital as partial conversion of $131,249 principal pursuant to the convertible promissory note.

On January 14, 2025, the Company issued 480,000 shares of common stock to each of Nubar Herian and John Keeler, 960,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, and 1,440,000 shares of common stock to Jeffrey Guzy, for serving as directors of the Company.

January 17, 2025, February 25, 2025, July 22, 2025, and August 27, 2025, the Company issued an aggregate of 866,649 shares of common stock to Jefferson as partial conversion of $45,583 principial and accrued interest pursuant to the convertible promissory note.

On March 12, 2025, July 17, 2025, August 19, 2025, October 28, 2025, October 30, 2025, and November 3, 2025, the Company issued 12,806,607 shares of common stock to Diagonal as partial conversion of $116,175 principal pursuant to the convertible promissory note.

During the nine months ended September 30, 2025, the Company issued an aggregate of 877,509 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

BLUE STAR FOODS CORP.

Dated: November 12, 2025	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

