Form 10-K
period 2025-12-31
Blue Star Foods Corp.
filed 2026-05-22
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

As of May 22, 2026, there were 163,880,101 shares of the registrant’s common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

We are an international seafood company based in Miami, Florida that imports, packages and sells refrigerated pasteurized crab meat, and other premium seafood products. Our current source of revenue is from purchasing blue and red swimming crab meat primarily from South East Asia and distributing it in the United States and Canada under several brand names such as Blue Star, Oceanica, Pacifika, Crab & Go, First Choice, Good Stuff and Coastal Pride Fresh. We procure crabs from domestic fishermen, (which is sold fresh and frozen) which in turn are distributed along with crabmeat and steelhead salmon and rainbow trout fingerlings produced under the brand name Little Cedar Farms for distribution in Canada. The crab meat which we import from our suppliers are primarily via co-packing relationships, including two affiliated suppliers. We sell our products to food service wholesalers, retail establishments and seafood distributors.

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

Taste of BC Aquafarms, Inc. (“TOBC”), a land-based recirculating aquaculture systems (“RAS”) salmon farming operation, which sells its steelhead salmon to distributors in Canada; and

Blue Star Foods Corp. (“BSFC”), which conducts the Company’s primary seafood importing, packaging and distribution operations, historically conducted in part through John Keeler & Co., Inc.

During the year ended December 31, 2025, the Company dissolved Afritex Ventures Inc. (“AFVFL”) and John Keeler & Co., Inc. (“Keeler & Co.”). Prior to their dissolution, AFVFL operated as a commercial reseller of food products and Keeler & Co. conducted certain legacy seafood operations. Following these dissolutions, the Company continues its operations through its remaining subsidiaries, with a focus on Coastal Pride, BSFC, and TOBC.

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

Historically, Keeler & Co., doing business as Blue Star Foods, imported, packaged and sold refrigerated pasteurized crab meat sourced primarily from Southeast Asia and other premium seafood products. These operations included sourcing crab (Portunus Pelagicus and Portunus Haanii) from processors in Indonesia, the Philippines, Thailand, Vietnam, Sri Lanka and India, with an emphasis on traceability and sustainable harvesting practices supported by proprietary GPS-based tracking systems.

All crab meat was sourced under the Company’s U.S. Food & Drug Administration (“FDA”) approved Hazard Analysis Critical Control Point (“HACCP”) Plan, and suppliers were certified by the British Retail Consortium (“BRC”) and audited annually to ensure safety and quality. The imported crab meat was processed in six out of ten available plants throughout Southeast Asia and sold primarily to food service distributors, as well as wholesalers, retail establishments and seafood distributors.

During the year ended December 31, 2025, the Company dissolved John Keeler & Co., Inc. (“Keeler & Co.”). Following its dissolution, these operations have been consolidated within the Company’s remaining entities.

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

In connection with the Services Agreement, on February 1, 2024, Afritex Ventures Inc. (“AFVFL”), a wholly owned subsidiary of the Company, was incorporated in the State of Florida to purchase raw materials from Afritex for the preparation of packaged seafood and other inventory to be sold to customers in the United States. During the year ended December 31, 2025, the Company dissolved AFVFL, and its activities were discontinued.

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

(1) United Nations – Department of Economic and Social Affairs – World Population Prospects (2022)

(2)(3)(4)(5) Food and Agriculture Organization of the United Nations “The State of the World Fisheries and Aquaculture – (2022; latest available updates through 2024).

Suppliers

We purchase crab meat directly from six processors with which we have long-standing relationships, that have agreed to source their product in a sustainable manner. All crab meat is sourced under the Company’s FDA approved HACCP Plan. Additionally, all suppliers are certified grade A by the BRC and are audited annually to ensure safety and quality.

The Company had three major suppliers located in India, Philippines, and Indonesia which accounted for approximately 65.7% of the Company’s total purchases during the year ended December 31, 2025. The Company’s largest supplier is located in Indonesia and accounted for 34.7% of the Company’s total purchases in the year ended December 31, 2025.

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

Customers

Our customer base is comprised of some of the largest companies in the food service and retail industry throughout the United States. We sell our crab meat to our customers through purchase orders. For the year ended December 31, 2025, sales to food distributors and retail and wholesale clubs accounted for 49% of our revenue. The balance of our revenue is derived from smaller seafood distributors and value-added processors.

The Company had six customers which accounted for approximately 49% of revenue during the year ended December 31, 2025. Two customers accounted for 24% of revenue during the year ended December 31, 2025. The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Competition

In general, the international seafood industry is intensely competitive and highly fragmented. We compete with local and overseas manufacturers and importers engaged in similar products.

The Company’s primary competitors in its traditional sustainable seafood business are Tri Union Frozen Products, Inc. (Chicken of the Sea Frozen Foods), Phillips Foods, Inc., Harbor Seafood, Inc., Newport International and Twin Tails Seafood Corp.

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

Employees

As of May 22, 2026, we had 11 full time employees and no part-time employees. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

We sell our products in a highly competitive market. The ability of TOBC to successfully sell its salmon and the price therefore, is highly dependent on the quality of the salmon. A number of factors can negatively affect the quality of the salmon sold, including the quality of the broodstock, water conditions in the farm, the food and additives consumed by the fish, population levels in the tanks, and the amount of time that it takes to bring a fish to harvest, including transportation and processing. Optimal growing conditions cannot always be assured. Although fish grown in RAS production systems are not subject to the disease and parasite issues that can affect salmon grown in ocean pens, there is the potential for organisms that are ubiquitous to freshwater environments to become pathogenic if the fish are subjected to stressful conditions or there is an issue with biomass management.

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

The report from our independent registered public accounting firm for the year ended December 31, 2025 includes an explanatory paragraph stating that the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital and continue to sustain adequate working capital to finance its operations. If we are unable to do so, our financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties. Holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to us and that we rely upon that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management. These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, cancelling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

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

In the future, we may issue authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of the then current stockholders. We are authorized to issue an aggregate of 500,000,000 shares of Common Stock and 5,000,000 shares of “blank check” preferred stock. We may issue additional shares of our Common Stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of our Common Stock may create downward pressure on the trading price of the Common Stock. We may need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with the capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

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

ITEM 2. PROPERTIES

The Company’s executive offices and warehouse facility are based in Miami, Florida. On January 1, 2022, the Company entered into a verbal month-to-month lease agreement with an unrelated third party for office space for monthly rent of $5,800. During 2025, the Company reduced the leased space and the monthly rent and correspondingly reduced to $1,500. The Company has paid $32,800 to date under this lease.

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

On March 4, 2026, Taste of BC Aquafarms Inc. (the “Company”) filed a Notice of Application in the Supreme Court of British Columbia (Nanaimo Registry) in connection with a dispute with the landlords of the property located at 2930 Jameson Road, Nanaimo, British Columbia. The application seeks, among other things, reconsideration and setting aside of a February 23, 2026 order that terminated the Company’s lease and granted the landlords immediate possession of the property. The Company also seeks relief from forfeiture and reinstatement of the lease, or alternatively other interim and related relief. The Company’s application asserts that the order was made following a hearing at which the Company did not appear and that certain relevant facts were not before the Court, including that basic rent payments had been made within the time permitted under the lease and that the parties were engaged in mediation regarding a dispute over alleged additional rent & operational contradicting views under the lease. A hearing on the application was held on March 9, 2026. The presiding judge reserved judgment, and a decision has not yet been issued. The Company cannot predict the outcome of the proceeding or whether the requested relief will be granted.

The Company, together with its subsidiaries, has initiated legal proceedings against an Indonesian seafood supplier, in the U.S. District Court for the Southern District of Florida. The complaint alleges breach of contract, violation of the Florida Deceptive and Unfair Trade Practices Act, and unjust enrichment arising from shipments delivered in 2022. According to the complaint, certain product lots supplied were determined to be rancid and unmarketable following customer complaints and third-party laboratory testing. The Company asserts that it incurred approximately $0.250 million in direct product losses, in addition to other related costs. The Company is seeking monetary damages, including consequential damages, as well as other relief. The outcome of this matter is currently uncertain, and no assurance can be given regarding the timing or ultimate resolution.

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

The last reported sales price of our common stock on the OTCQB on May 21, 2026, was $0.001.

Holders

As of May 22, 2026, the Company had 69 stockholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	3,871	(1)	$2,000	3,575
Equity compensation plans not approved by security holders	0		0	0

(1)	Represents (i) a ten-year option to purchase 3,120 shares of common stock at an exercise price of $2,000.00 per share granted to Christopher Constable, the Company’s former chief financial officer and director; (ii) ten-year options to purchase 250 shares of common stock at an exercise price of $2,000.00 per share to Miozotis Ponce, the Company’s former Chief Operating Officer; (iii) ten-year options to purchase an aggregate of 351 shares of common stock at an exercise price of $2,000.00 per share to certain employees; (iv) ten-year options to purchase an aggregate of 25 shares of common stock at an exercise price of $2,000.00 per share to certain contractors under the 2018 Plan; (v) five-year options to purchase an aggregate of 125 shares of common stock at an exercise price of $2,000.00 per share to the Company’s directors;

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Between January 13, 2025 and January 16, 2026, the Company issued an aggregate of 81,499,999 shares of common stock to Quick Capital as partial conversion of $168,234 principal pursuant to the convertible promissory note.

On January 14, 2025, the Company issued 480,000 shares of common stock to each of Nubar Herian and John Keeler, 960,000 shares of common stock to each of Timothy McLellan and Trond Ringstad, and 1,440,000 shares of common stock to Jeffrey Guzy, for serving as directors of the Company.

On January 17, 2025, February 25, 2025, July 22, 2025, and August 27, 2025, the Company issued an aggregate of 866,649 shares of common stock to Jefferson as partial conversion of $45,583 principial and accrued interest pursuant to the convertible promissory note.

Between March 12, 2025 and January 15, 2026, the Company issued 46,055,103 shares of common stock to Diagonal as partial conversion of $158,695 principal pursuant to the convertible promissory note.

Between January 1, 2025 and January 16, 2026, the Company issued an aggregate of 5,850,976 shares of common stock, to the designee of ClearThink Capital for consulting services provided to the Company.

On January 27, 2026, the Company issued 550,000 shares of Series A Preferred with par value $0.0001 per share. The Series A Preferred was issued for no cash or other consideration and solely to establish a voting control structure. Each share of Series A Preferred entitles the holder to 100 votes per share on all matters submitted to a vote of the stockholders.

On March 3, 2026 and March 18, 2026, the Company issued an aggregate of 15,100,000 shares of common stock to Labrys as partial conversion of $8,628 accrued interest pursuant to the convertible promissory note.

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

Recent Developments

British Columbia Civil Claim

On March 4, 2026, the Company, through TOBC, filed a Notice of Application in the Supreme Court of British Columbia (the “Court”) in connection with a dispute with their landlords Steven Atkinson and Janet Atkinson (the “Landlords”) of the property located at 2930 Jameson Road, Nanaimo, B.C. V9R 6W8. The application seeks, among other things, reconsideration and setting aside of a February 23, 2026 order that terminated the Company’s lease and granted the landlords immediate possession of the property. The Company also seeks relief from forfeiture and reinstatement of the lease, or alternatively other interim and related relief.

The Company’s application asserts that the order was made following a hearing at which the Company did not appear and that certain relevant facts were not before the Court, including that basic rent payments had been made within the time permitted under the lease and that the parties were engaged in mediation regarding a dispute over alleged additional rent & operational contradicting views under the lease.

A hearing on the application was held on March 9, 2026. The presiding judge reserved judgment, and a decision has not yet been issued. The Company cannot predict the outcome of the proceeding or whether the requested relief will be granted.

Indonesian Supplier Civil Claim

The Company, together with its subsidiaries, has initiated legal proceedings against an Indonesian seafood supplier, in the U.S. District Court for the Southern District of Florida. The complaint alleges breach of contract, violation of the Florida Deceptive and Unfair Trade Practices Act, and unjust enrichment arising from shipments delivered in 2022. According to the complaint, certain product lots supplied were determined to be rancid and unmarketable following customer complaints and third-party laboratory testing. The Company asserts that it incurred approximately $0.250 million in direct product losses, in addition to other related costs. The Company is seeking monetary damages, including consequential damages, as well as other relief. The outcome of this matter is currently uncertain, and no assurance can be given regarding the timing or ultimate resolution.

Results of Operations

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report.

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

Net Sales. Revenue for the year ended December 31, 2025 decreased 19.5% to $2,891,428 as compared to $3,593,881 for the year ended December 31, 2024 as a result of a decrease in poundage sold during the year ended December 31, 2025.

Cost of Goods Sold. Cost of goods sold for the year ended December 31, 2025 decreased to $1,720,730 as compared to $4,882,871 for the year ended December 31, 2024. This decrease is attributable to the decrease in poundage sold in the cost of goods.

Gross Profit (Loss). Gross profit for the year ended December 31, 2025 is $1,170,698 as compared to gross loss of $1,288,990 for the year ended December 31, 2024. This increase is attributable to lower market prices and lower inventory reserve of $516,619 in comparison to $1,417,305 in the year ended December 31, 2024.

Gross Profit (Loss) Margin. Gross profit margin for the year ended December 31, 2025 is 40.5% as compared to gross loss margin of 35.9% for the year ended December 31, 2024. This increase is attributable to lower market prices and lower inventory reserve in comparison to the year ended December 31, 2024.

Commissions Expenses. Commissions expenses decreased to $885 for the year ended December 31, 2025 from $4,490 for the year ended December 31, 2024. The decrease is attributable to lower commissionable revenues.

Salaries and Wages Expense. Salaries and wages decreased to $1,074,800 for the year ended December 31, 2025 as compared to $1,132,211 for the year ended December 31, 2024. This decrease is primarily attributable to a reduction in the number of employees for the year ended December 31, 2025.

Director Compensation. Director compensation increased to $552,048 for the year end December 31, 2025 as compared to $536,374 for the year ended December 31, 2024. This increase is attributable to stock-based compensation expense in comparison to the year ended December 31, 2024.

Depreciation and Amortization. Depreciation and amortization expense increased to $26,988 for the year ended December 31, 2025 as compared to $5,866 for the year ended December 31, 2024. This increase is attributable to higher depreciation due to purchase of new fixed assets in the year ended December 31, 2025.

Other Operating Expense. Other operating expenses decreased 76.4% to $1,854,527 for the year ended December 31, 2025 as compared to $7,147,468 for the year ended December 31, 2024. This decrease is mainly attributable to higher expenses recorded in 2024 that did not recur in 2025, including the valuation allowances recorded for advances and receivables with related parties and the $1.5 million losses sustained from the service agreement that we entered into with Afritex Texas which expired in August 2024.

Other Income. Other income increased to $890,883 for the year ended December 31, 2025 from $51,926 for the year ended December 31, 2024. This increase is primarily attributable to the recognition of funds received under the Employee Retention Tax Credit (“ERTC”) program during 2025 and the write-off of other current liabilities. The ERTC represents a refundable payroll tax credit established under the CARES Act to assist businesses that retained employees during the COVID-19 pandemic.

Loss on Settlement of Debt. Loss on settlement of debt increased to $414,082 for the year ended December 31, 2025 from $0 for the year ended December 31, 2024. This increase is attributable to the increase on conversion of principal in the Diagonal and Quick Capital notes.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities increased to a gain of $49,565 for the year ended December 31, 2025 from a loss of $354,296 for the year ended December 31, 2024. This increase is attributable to fair value measurement for the derivative liability and warrant liability as of December 31, 2025.

Change in Fair Value of Convertible Notes. Change in fair value of convertible notes increased to a loss of $1,323,039 for the year ended December 31, 2025 from $0 for the year ended December 31, 2024. This increase is attributable to fair value measurement for convertible notes as of December 31, 2025.

Interest Expense. Interest expense decreased to $447,289 for the year ended December 31, 2025 as compared to $2,060,718 for the year ended December 31, 2024. This decrease is mainly attributable to the amortization of convertible debt discount along with interest expense paid for various note payables, as well as the conversion of certain outstanding convertible notes in comparison to the year ended December 31, 2024.

Net Loss. The Company had a net loss of $3,582,512 for the year ended December 31, 2025 as compared to a net loss of $12,478,487 for the year ended December 31, 2024. The decrease in net loss is primarily attributable higher expenses recorded in 2024 that did not recur in 2025, including the valuation allowance recorded for the related party long-term receivable, the valuation allowance for advances to related parties, the loss within AFVFL and the loss from change in fair values of derivative and warrant liabilities.

Liquidity and Capital Resources

The Company had cash of $14,436 as of December 31, 2025. At December 31, 2025, the Company had a working capital deficit of $2,528,067, as compared to a working capital deficit of $411,225 at December 31, 2024. The Company’s primary sources of liquidity consisted of inventory of $404,979 and accounts receivable of $55,091 at December 31, 2025. The decrease in working capital was due primarily to decreases of inventory of $42,781 and accounts receivable of $294,550 netted against the change in fair value of convertible notes of $1,273,474 and increase of accrued compensation for $480,000.

The Company has historically financed its operations through the cash flow generated from operations, loans from stockholders and other related parties as well as a working capital line of credit and the sale of equity in private offerings.

Cash (Used in) Operating Activities. Cash used in operating activities during the year ended December 31, 2025 was $674,560 as compared to cash used in operating activities of $6,195,893 for the year ended December 31, 2024, representing a decrease of $5,521,332. The decrease is primarily attributable to an increase in inventory of $24,012 netted against the increases in customer refunds of $76,177, accounts receivable netted against other current assets of $863,593, increase in payables netted against allowance for advances to affiliated suppliers of $130,056, decrease in inventory obsolescence of $2,141,991, and increase in loss of revaluation of fair value of convertible notes of $1,323,039 for the year ended December 31, 2025.

Cash (Used in) Investing Activities. Cash used in investing activities for the year ended December 31, 2025 was $9,914 as compared to $101,736 cash used in investing activities for the year ended December 31, 2024. The decrease was a result of less fixed asset purchases during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Cash Provided by Financing Activities. Cash provided by financing activities for the year ended December 31, 2025 was $443,334 as compared to cash provided by financing activities of $6,417,872 for the year ended December 31, 2024. This decrease is mainly attributable to proceeds from common stock offerings and proceeds from short-term loans.

Debt with Third-Party Investors

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

On August 3, 2024, the Company and Lind entered into a waiver and acknowledgement agreement (the “Waiver Agreement”). Under the Waiver Agreement, the Company and Lind acknowledged that the amounts owing under the convertible promissory note totalled $355,500 as of the date of the agreement.

As of December 31, 2025, the remaining outstanding balance under the Waiver Agreement was $55,500.

On January 28, 2025, the Company entered into a subordinated business loan with a third-party lender and collateral agent providing for a term loan in the principal amount of $420,000, with total repayment of principal and interest of $596,400 and a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. In connection with the loan, the Company paid an administrative agent fee of $20,000, which was recorded as a debt discount and is being amortized over the term of the loan. The loan is evidenced by a subordinated secured promissory note dated January 28, 2025 and is secured by substantially all of the Company’s assets, including receivables.

On September 9, 2024, the Company issued a convertible promissory note to a third-party investor in the principal amount of $179,400 with an original issue discount of $23,400 (the “September 2024 Convertible Note”). The note included a one-time interest payment of $23,322 paid upon issuance and had a maturity date of June 15, 2025. The proceeds from the issuance were used for general working capital purposes. The note required an initial payment of $131,769 due on March 15, 2025, followed by monthly payments of $23,651 due on the 15th of each month thereafter through June 15, 2025. Upon the occurrence of an event of default, the note accrues default interest at a rate of 22% of the outstanding principal balance.

On October 1, 2024, the Company issued a convertible promissory note to a third-party investor in the principal amount of $121,900 with an original issue discount of $15,900 (the “October 2024 Convertible Note”). The note included a one-time interest payment of $14,628 paid upon issuance and had a maturity date of June 30, 2025. The proceeds from the issuance were used for general working capital purposes. The note requires mandatory monthly payments of $15,170 beginning on October 30, 2024, and continuing on the 30th of each month thereafter through February 28, 2025. Upon the occurrence of an event of default, the note accrues default interest at a rate of 22% of the outstanding principal balance.

On December 16, 2024, the Company issued a convertible promissory note to a third-party investor in the principal amount of $90,850 with an original issue discount of $11,850 (the “December 2024 Convertible Note”). The note included a one-time interest payment of $10,902 paid upon issuance and had a maturity date of September 15, 2025. The proceeds from the issuance were used for general working capital purposes. The note requires mandatory monthly payments of $11,306 beginning on January 15, 2025, and continuing on the 15th of each month thereafter through September 15, 2025. Upon the occurrence of an event of default, the note accrues default interest at a rate of 22% of the outstanding principal balance.

On January 28, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $149,650 with an original issue discount of $19,650 (the “January 2025 Convertible Note”). The note included a one-time interest payment of $19,454 paid upon issuance and had a maturity date of October 30, 2025. The proceeds from the issuance were used for general working capital purposes. The note required an initial payment of $109,918 due on July 30, 2025, followed by monthly payments of $19,728 due on the 30th of each month thereafter through October 30, 2025. Upon the occurrence of an event of default, the note accrues default interest at a rate of 22% of the outstanding principal balance.

On August 25, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $169,500 with an original issue discount of $25,425 (the “August 2025 Convertible Note”). The note included a one-time interest payment of $22,035 paid upon issuance and has a maturity date of August 25, 2026. The proceeds from the issuance were used for general working capital purposes. The note requires an initial payment of $95,768 due on February 25, 2026, followed by monthly payments of $15,961 due on the 25th of each month thereafter through August 25, 2026. Upon the occurrence of an event of default, the note accrues default interest at a rate of 22% of the outstanding principal balance.

On December 5, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $73,025 with an original issue discount of $9,525 (the “December 2025 Convertible Note”). The note included a one-time interest payment of $9,493 paid upon issuance and has a maturity date of December 5, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default, the note accrues default interest at a rate of 22% of the outstanding principal balance. The holder may convert all or any portion of the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to 75% of the market price, as defined in the note.

On September 16, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 16, 2025 Convertible Note”). The note bears interest at a rate of 13% and included a one-time interest payment of $6,118 paid upon issuance. The note has a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default, the note accrues default interest at a rate of 24% of the outstanding principal balance. The holder may convert all or any portion of the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to 65% of the market price, as defined in the note.

On November 13, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $40,000 with an original issue discount of $6,000 (the “November 2025 Convertible Note”). The note bears interest at a rate of 13% and included a one-time interest payment of $5,200 paid upon issuance. The note has a maturity date of August 13, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default, the note accrues default interest at a rate of 24% of the outstanding principal balance. The holder may convert all or any portion of the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to 65% of the market price, as defined in the note.

On September 18, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 18, 2025 Convertible Note”). The note bears interest at a rate of 13% and included a one-time interest payment of $6,118 paid upon issuance. The note has a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default, the note accrues default interest at a rate of 24% of the outstanding principal balance. The holder may convert all or any portion of the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to 65% of the market price, as defined in the note.

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

On March 10, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $57,500 with an original issue discount of $7,500 (the “March 2026 Convertible Note”). The note included a one-time interest payment of $7,475 paid upon issuance and has a maturity date of December 10, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default, the note accrues default interest at a rate of up to 24% of the outstanding principal balance. Following an event of default, the holder may convert all or any portion of the outstanding balance of the note into shares of the Company’s common stock at a conversion price equal to 65% of the lowest trading price of the Company’s common stock during the ten trading days preceding conversion, as defined in the note.

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

The Private Placement Notes have mandatory monthly payments of $43,200. The initial payments were due on November 9, 2024 and November 12, 2024, respectively.

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

ASU 2025-07 — Leases (Topic 842)

In December 2024, the FASB issued ASU 2025-07, Leases (Topic 842). This ASU provides targeted improvements to the guidance in Topic 842 intended to enhance clarity and operability, including updates related to lease classification, presentation, and disclosure requirements. The amendments are intended to simplify application and improve consistency in the accounting for lease transactions. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

ASU 2025-11 — Interim Reporting (Topic 270)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This ASU enhances interim reporting requirements by improving the consistency and transparency of disclosures provided in interim financial statements. The amendments are designed to provide users with more decision-useful information about changes in financial position and results of operations during interim periods. For public business entities, the amendments are effective for interim reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its interim financial statement disclosures.

ASU 2025-12 — Accounting Standards Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements. This ASU includes various amendments to the Accounting Standards Codification intended to clarify, correct, or improve existing guidance. The amendments generally do not change current accounting practice and are not expected to have a material impact on the Company’s financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Blue Star Foods Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Blue Star Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Star Foods Crop. (the Company) as of December 31, 2025, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flow for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

I.	Accounting for Convertible Notes and warrants

Critical Audit Matter Description

As discussed in Note 6 to the consolidated financial statements, the Company issued multiple convertible notes during 2025, which contained embedded features. Under ASC 815, Derivatives and Hedging, management is required to assess whether these embedded features should be bifurcated and accounted for separately as derivative liabilities.

The auditing of the Company’s convertible notes involved especially challenging auditor judgment due to the complexity of the embedded features and the application of complex accounting guidance and consideration of various terms and conditions within the convertible note agreements.

Audit Response

Our audit procedures to address the accounting of the convertible notes included the following, among others:

-	We obtained and read the terms and conditions of all convertible notes issued to understand the various features associated with the convertible notes.

-	We assessed whether the embedded features met the bifurcation criteria under ASC 815, including the evaluation of whether these features were clearly and closely related to the debt host.

-	We evaluated management’s application of ASC 815-15 and ASC 480 to determine whether the identified embedded features should be classified as derivatives and assessed the appropriateness of their conclusions.

-	We evaluated management’s application of ASC 815-40 and ASC 480 to determine whether the derivatives related to warrants should be classified as liability or equity and assessed the appropriateness of their conclusions.

-	We evaluated the competency and objectivity of the expert engaged by us to perform the accounting analysis of the convertible notes.

May 22, 2026

We have served as the Company’s auditor since 2025.

Los Angeles, California

PCAOB ID Number 6580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Blue Star Foods Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Blue Star Foods Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2024 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the result of its operation and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor from 2014 to 2025.

Houston, Texas

June 20, 2025

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2025	DECEMBER 31, 2024

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,436	$326,854
Accounts receivable, net of allowances and credit losses of $24,117 and $38,880	55,091	349,641
Inventory, net	404,979	447,760
Other current assets	594,220	1,109,494
Advance to related party	91,925	-
Total Current Assets	1,160,651	2,233,749
RELATED PARTY LONG-TERM RECEIVABLE	-	-
FIXED ASSETS, net	106,150	122,860
RIGHT OF USE ASSET	50,097	84,145
OTHER ASSETS	69,336	113,845
TOTAL ASSETS	$1,386,234	$2,554,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$538,635	$307,121
Accrued expense	355,283	$675,122
Accrued compensation	480,000	-
Customer refunds	-	56,899
Convertible notes, net of debt discounts	55,500	671,046
Convertible notes, at fair value	1,822,102	-
Current maturities of lease liabilities	39,577	35,688
Loan payable, net of non-current portion	364,254	58,652
Derivative liability		49,565
Other current liabilities	33,367	790,881
Total Current Liabilities	3,688,718	2,644,974
LONG-TERM LIABILITIES
Lease liability, net of current portion	10,520	48,457
Loan payable, net of current portion	43,498	52,865
TOTAL LIABILITIES	3,742,736	2,746,296
STOCKHOLDERS’ EQUITY
Series A Super-Voting Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares authorized, 1,000,000 shares issued and outstanding as of December 31, 2025, and 0 shares issued and outstanding as of December 31, 2024	100	-
Common stock, $0.0001 par value, 500,000,000 shares authorized; 91,631,956 shares issued and outstanding as of December 31, 2025, and 9,837,374 shares issued and outstanding as of December 31, 2024	9,154	974
Additional paid-in capital	47,649,570	46,167,697
Accumulated other comprehensive loss	(67,171)	5,174
Accumulated deficit	(49,871,732)	(46,289,219)
Stock subscription receivable	(100)	-
Treasury stock, 151 shares as of December 31, 2025 and 151 shares as of December 31, 2024	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(2,356,502)	(191,697)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,386,234	$2,554,599

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31
	2025	2024

REVENUE, NET	$2,891,428	$3,593,881

COST OF REVENUE	1,720,730	4,882,871

GROSS PROFIT	1,170,698	(1,288,990)

COMMISSIONS	885	4,490
SALARIES AND WAGES	1,074,800	1,132,211
DIRECTOR COMPENSATION	552,048	536,374
DEPRECIATION AND AMORTIZATION	26,988	5,866
OTHER OPERATING EXPENSES	1,854,527	7,147,468

LOSS FROM OPERATIONS	(2,338,550)	(10,115,399)

OTHER INCOME	890,883	51,926
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES	49,565	(354,296)
CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES	(1,323,039)	-
LOSS ON SETTLEMENT OF DEBT	(414,082)	-
INTEREST EXPENSE	(447,289)	(2,060,718)

NET LOSS	(3,582,512)	(12,478,487)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(3,582,512)	$(12,478,487)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(72,345)	185,169

COMPREHENSIVE LOSS	(3,654,857)	(12,293,318)

Loss per common share:
Net loss per common share - basic and diluted	$(0.10)	$(4.15)
Weighted average common shares outstanding - basic and diluted	37,424,012	3,005,923

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Stock Subscription	Accumulated Other Comprehensive	Treasury	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Stock	Equity
December 31, 2023	-	-	461,722	46	36,661,926	(33,810,732)	-	(179,995)	(76,323)	2,594,922

Stock based compensation	-	-	-	-	2,986	-	-	-	-	2,986

Common stock issued for service	-	-	468,118	34	301,966	-	-	-	-	302,000

Common stock issued for note payment	-	-	2,141,310	215	2,920,984	-	-	-	-	2,921,199

Common stock issued for cash and exercise for warrants	-	-	6,709,832	673	6,160,953	-	-	-	-	6,161,626

Common stock issued for loan commitment fees	-	-	56,392	6	118,882	-	-	-	-	118,888

Treasury Stock	-	-	-	-	-	-	-	-	-	-

Net Loss	-	-	-	-	-	(12,478,487)	-	-	-	(12,478,487)

Cumulative translation adjustment	-	-	-	-	-	-	-	185,169	-	185,169

December 31, 2024	-	-	9,837,374	974	46,167,697	(46,289,219)	-	5,174	(76,323)	(191,697)

Stock based compensation	-	-	-	-	3,756	-	-	-	-	3,756

Common stock issued for service	-	-	1,765,262	176	98,824	-	-	-	-	99,000

Common stock issued for directors stock compensation			4,320,000	432	539,568	-	-	-	-	540,000

Common stock issued for note payment	-	-	75,359,320	7,537	819,810	-	-	-	-	827,347

Common stock issued for cash	-	-	350,000	35	19,915	-	-	-	-	19,950

Series A Super-Voting Convertible Preferred Stock	1,000,000	100	-	-	-	-	(100)	-	-	-

Net Loss	-	-	-	-	-	(3,582,512)	-	-	-	(3,582,512)

Cumulative translation adjustment	-	-	-	-	-	-	-	(72,345)	-	(72,345)

December 31, 2025	1,000,000	100	91,631,956	9,154	47,649,570	(49,871,732)	(100)	(67,171)	(76,323)	(2,356,502)

The accompanying notes are an integral part of these audited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(3,582,512)	$(12,478,487)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	3,756	2,986
Common stock issued for service	99,000	302,000
Write-off of PPE	-	276,867
Depreciation of fixed assets	26,988	5,866
Amortization of debt discounts	168,201	1,232,529
Allowance for inventory obsolescence	(900,686)	1,241,305
Allowance for advances and Related Party long-term receivable	-	1,807,829
Loss on settlement of debt	414,082	102,911
Lease expense	34,047	40,869
Credit loss expense	(14,013)	7,962
Change in fair value of derivative liabilities	(49,565)	354,296
Change in fair value of convertible notes	1,323,039	-
Changes in operating assets and liabilities:
Accounts receivables	308,563	176,592
Inventories	943,468	919,456
Advances to related parties	(91,925)	95,525
Other current assets	515,271	(348,322)
Right of use liability	(34,047)	(40,869)
Other assets	44,511	(35,932)
Accounts payable and accruals	451,675	321,619
Accrued compensation	480,000	-
Customer refunds	(56,899)	(133,076)
Deferred income	-	(47,819)
Other current liabilities	(757,514)	-
Net Cash (Used in) Operating Activities	(674,561)	(6,195,893)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(9,914)	(101,736)
Net Cash (Used in) Investing Activities	(9,914)	(101,736)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	19,950	6,161,626
Proceeds from short-term loan	970,071	2,477,790
Repayments of short-term loan	(546,687)	(1,955,924)
Repayments of related party notes payable	-	(265,620)
Net Cash Provided by Financing Activities	443,334	6,417,872

Effect of Exchange Rate Changes on Cash	(71,277)	182,448

NET INCREASE IN CASH AND CASH EQUIVALENTS	(312,418)	302,691

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	326,854	24,163

CASH AND CASH EQUIVALENTS – END OF PERIOD	$14,436	$326,854

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$231,042	$505,538

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES AND FINANCING ACTIVITIES
Common stock issued for partial settlement of note payable	827,347	2,904,886
Common stock issued for loan commitment fees	-	118,888
Derivative liability recognized on issuance of convertible note	-	47,411
Common stock issued for directors stock compensation	540,000	-
Director’s compensation included in advances to related parties	60,000

The accompanying notes are an integral part of these audited consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

During the year ended December 31, 2025, the Company dissolved John Keeler & Co., Inc. (“Keeler & Co.”). Following its dissolution, the Company’s seafood importing, packaging and distribution operations previously conducted through Keeler & Co. have been consolidated within the Company’s remaining entities.

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

In connection with the Services Agreement, on February 1, 2024, AFVFL, a wholly-owned subsidiary of the Company, was incorporated in the State of Florida for the purpose of purchasing raw materials from Afritex for the preparation of packaged seafood and other inventory to be sold to customers in the United States. Following the expiration of the Services Agreement with Afritex, AFVFL is no longer an active operating entity of the Company. AFVFL has not conducted any operating activities since the expiration of the Services Agreement and had no material assets or liabilities as of December 31, 2025.

During the year ended December 31, 2025, the Company dissolved Afritex Ventures Inc. (“AFVFL”).

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

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the year ended December 31, 2025 and December 31, 2024.

Cash and Cash Equivalents

The Company maintains cash balances with financial institutions in excess of Federal Deposit Insurance Company (“FDIC”) insured limits. The Company has not experienced any losses on such accounts and believes it does not have a significant exposure.

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents.

The Company considers any cash balance in the lender designated cash collateral account as restricted cash. All cash proceeds must be deposited into the cash collateral account and will be cleared and applied to the line of credit. The Company has no access to this account, and the purpose of the funds is restricted to repayment of the line of credit.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of December 31, 2025, and 2024, the Company recorded sales return, allowances, discounts and refund liability of approximately $24,000 and $39,000, respectively. There was no allowance for bad debt recorded during the years ended December 31, 2025 and 2024.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. Inventory write-downs are charged to cost of goods sold. For the year ended December 31, 2024, the Company recorded an inventory adjustment to reduce the carrying value of inventory to the lower of cost or net realizable value in the amount of $286,319 which was charged to cost of goods sold and an inventory allowance of $1,417,305. For the year ended December 31, 2025, no additional adjustment to the carrying value of inventory was recorded, and the inventory allowance was reduced to $516,619.

The Company’s inventory as of December 31, 2025 and December 31, 2024 consists of:

	December 31, 2025	December 31, 2024

Inventory purchased for resale	$873,475	$1,644,085
Feeds and eggs processed	27,224	65,924
Raw materials for packaged seafood	20,899	155,056
Less: Inventory allowance	(516,619)	(1,417,305)
Inventory, net	$404,979	$447,760

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

The Company reviews fixed assets for recoverability if events or changes in circumstances indicate the assets may be impaired. No impairment was recorded related to fixed assets as of December 31, 2025 and 2024.

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

The assets and liabilities held by TOBC have a functional currency other than the U.S. Dollar. The TOBC results were translated into U.S. Dollars at exchange rates in effect at the end of each reporting period. TOBC’s revenue and expenses were translated into U.S. Dollars at the average rates that prevailed during the period. The rate used in the financial statements for TOBC as presented for December 31, 2025 was 0.73 Canadian Dollars to U.S. Dollars and for December 31, 2024 was 0.70 Canadian Dollars to U.S. Dollars. The resulting net translation gains and losses are reported as foreign currency translation adjustments in stockholders’ equity as a component of comprehensive (loss) income. The Company recorded foreign currency translation adjustment resulting in a loss of approximately $72,345 for the year ended December 31, 2025, and a gain of approximately $185,169 for the years ended December 31, 2024.

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

Other Income

Other income consists of income and gains that are not directly related to the Company’s core operations. For the year ended December 31, 2025, other income primarily includes approximately $66,000 related to Employee Retention Tax Credit (“ERTC”) refunds and approximately $790,000 related to the write-off of certain other current liabilities for which the Company determined that settlement was no longer legally enforceable.

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of December 31, 2025. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

The table below presents the lease-related assets and liabilities recorded on the balance sheet as of December 31, 2025.

December 31, 2025
Assets
Operating lease assets	$50,097

Liabilities
Current	$39,577
Operating lease liabilities
Noncurrent
Operating lease liabilities	$10,520

Supplemental cash flow information related to leases were as follows:

Year Ended December 31, 2025
Cash used in operating activities:
Operating leases	$34,047
ROU assets recognized in exchange for lease obligations:
Operating leases	$-

The table below presents the remaining lease term and discount rates for operating leases.

December 31, 2025
Weighted-average remaining lease term
Operating leases	1.25 years
Weighted-average discount rate
Operating leases	7.3%

Maturities of lease liabilities as of December 31, 2025, were as follows:

Operating Leases

2026	43,176
2027	10,794
Total lease payments	$53,970
Less: amount of lease payments representing interest	(3,873)
Present value of future minimum lease payments	$50,097
Less: current obligations under leases	$(39,577)
Non-current obligations	$10,520

Advertising

The Company expenses the costs of advertising as incurred. Advertising expenses which are included in Other Operating Expenses were approximately $4,000 and $13,000, for the years ended December 31, 2025 and 2024, respectively.

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

Customer Concentration

The Company had six customers which accounted for approximately 49% of revenue during the year ended December 31, 2025. The Company’s two largest customers accounted for 14% and 10%, respectively, of revenue during the year ended December 31, 2025.

The Company had five customers which accounted for approximately 48% of revenue during the year ended December 31, 2024. Two customers accounted for 31% of revenue during the year ended December 31, 2024.

The loss of any major customer could have a material adverse impact on the Company’s results of operations, cash flows and financial position.

Supplier Concentration

The Company had three major suppliers located in India, Philippines, and Indonesia which accounted for approximately 66% of the Company’s total purchases during the year ended December 31, 2025. The Company’s largest suppliers are located in Indonesia, India, and Philippines and accounted for 34.7%, 15.6%, and 15%, respectively, of the Company’s total purchases in the year ended December 31, 2025.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. The Company believes the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The Company elected to account for certain convertible promissory notes at fair value, with the entire instrument measured at fair value on a recurring basis rather than separately accounting for embedded conversion features. As of December 31, 2025, the Company had convertible debt measured at fair value. As of December 31, 2024, the Company had convertible debt measured at fair value on a recurring basis.

	December 31, 2025
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Fair value of convertible debt	$1,822,102	$-	$-	$1,822,102
Total	$1,822,102	$-	$-	$1,822,102

	December 31, 2024
		Fair Value Measurement using Fair Value Hierarchy
	Fair Value	Level 1	Level 2	Level 3
Liabilities
Derivative liability on convertible debt	$49,565	$-	$-	$49,565
Total	$49,565	$-	$-	$49,565

The table below presents the change in the fair value of the derivative liability convertible note payable for the year ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Derivative liability balance, beginning of year	$49,565	$1,047,049
Issuance of derivative liability during the period	-	47,410
Settlement of derivative liability	-	(1,384,450)
Change in derivative liability during the period	(49,565)	339,556
Derivative liability balance, end of year	$-	$49,565

The table below presents the change in the fair value of the convertible note payable for the year ended December 31, 2025:

December 31, 2025
Fair value balance, beginning of year	$-
Issuance of convertible note payable	499,063
Change in fair value	1,323,039
Fair value balance, end of year	$1,822,102

The fair market value of all convertible debt as of December 31, 2024 was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock price	$0.13
Expected dividend yield	0.00%
Expected stock price volatility	189.14%
Risk-free interest rate	4.32%
Expected term	0.58 years

The fair market value of all convertible debt as of December 31, 2025 was determined using the Monte Carlo simulation model which used the following assumptions:

Stock price	$0.0018
Expected dividend yield	0.00%
Expected stock price volatility	230.50 - 250.36%
Risk-free interest rate	3.48%
Expected term	0.48 - 1.04 years

Earnings or Loss per Share

The Company accounts for earnings per share pursuant to ASC 260, Earnings per Share, which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options, warrants and convertible notes for each year. For the years ended December 31, 2025 and 2024, the following common stock equivalents were excluded from the calculation of diluted earnings per share as their impact would be anti-dilutive due to the Company’s net loss.

	Year ended December 31, 2025	Year ended December 31, 2024

Options	3,871	4,935
Warrants	13,423,969	12,205
Convertible Notes	-	641,026
Total	13,427,840	658,166

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

Related Parties

In the normal course of business, the Company may advance payments to its suppliers, including Bacolod Blue Star Export Corp. (“Bacolod”), a related party. These advances are generally in the form of prepayments for products expected to ship within a short period of time. In instances where product returns or quality adjustments are required, the Company receives credits from the vendor in the normal course of business, which are applied against future shipments.

As of December 31, 2024, the balance due from Bacolod for future shipments was approximately $1,300,000. During the year ended December 31, 2024, the Company determined that it was appropriate to record a full allowance against this balance due to uncertainty regarding collectability. The Company continues to maintain a full allowance against this balance as of December 31, 2025. No purchases have been made from Bacolod since November 2020, and no cost of revenue related to inventories purchased from Bacolod was recorded for the years ended December 31, 2025 and 2024.

The Company accounts for related party transactions in accordance with ASC 850, Related Party Disclosures. A party is considered related to the Company if it directly or indirectly controls, is controlled by, or is under common control with the Company. Related parties also include principal owners, management, members of their immediate families, and other entities over which the Company or its affiliates may exercise significant influence, or that may exercise significant influence over the Company.

As of December 31, 2025 and 2024, interest paid on related party notes payable was approximately $0 and $8,300, respectively.

As of December 31, 2025 and 2024, the Company had outstanding advances of $72,300 to Sustainable Seafood Philippines, a related party, in connection with the planned acquisition of Bacolod’s assets. The Company recorded a full valuation allowance against these advances due to uncertainty regarding collectability.

As of December 31, 2025, the Company had total advances to a related party of $151,925, which do not bear interest. During the year, $60,000 originally intended for the issuance of common stock was applied as a reduction of amounts due from the related party. As of December 31, 2025, the net balance due from the related party totalled $91,925. This transaction was non-cash in nature and is reflected within related party balances.

The Company also has a long-term receivable from Strike the Gold Foods Limited (“Strike the Gold”), a related party. As of December 31, 2025 and 2024, the Company maintained a full valuation allowance of $435,540 against this receivable due to uncertainty regarding collectability. No changes were made to the valuation allowance during the year ended December 31, 2025.

During the year ended December 31, 2024, the Company advanced $37,500 for shipment-related expenses in connection with product sales to Strike the Gold totalling $210,354. A full valuation allowance was recorded against these advances, and revenue recognition on such sales was deferred until collection of consideration. No collections or additional advances related to Strike the Gold were recorded during the year ended December 31, 2025.

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

The Company’s policy is to recognize interest and penalties on uncertain tax positions in “Income tax expense” in the Consolidated Statements of Operations. There were no amounts related to interest and penalties recognized for the years ended December 31, 2025 or 2024.

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

ASU 2025-07 — Leases (Topic 842)

In December 2024, the FASB issued ASU 2025-07, Leases (Topic 842). This ASU provides targeted improvements to the guidance in Topic 842 intended to enhance clarity and operability, including updates related to lease classification, presentation, and disclosure requirements. The amendments are intended to simplify application and improve consistency in the accounting for lease transactions. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

ASU 2025-11 — Interim Reporting (Topic 270)

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270). This ASU enhances interim reporting requirements by improving the consistency and transparency of disclosures provided in interim financial statements. The amendments are designed to provide users with more decision-useful information about changes in financial position and results of operations during interim periods. For public business entities, the amendments are effective for interim reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its interim financial statement disclosures.

ASU 2025-12 — Accounting Standards Codification Improvements

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements. This ASU includes various amendments to the Accounting Standards Codification intended to clarify, correct, or improve existing guidance. The amendments generally do not change current accounting practice and are not expected to have a material impact on the Company’s financial statements. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss of $3,582,512, has an accumulated deficit of $49,871,732 and working capital deficit of $2,528,067. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totalled $594,220 and $1,109,494 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, approximately $501,000 and $26,000 of the balance was related to prepaid inventory to the Company’s suppliers and professional fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following at December 31:

	2025	2024
Computer equipment	$56,746	$55,346
RAS system	7,433	-
Automobiles	94,298	94,298
Leasehold improvements	17,904	17,904
Building improvements	-	-
Total	176,381	167,548
Less: Accumulated depreciation and impairment	(70,231)	(44,688)
Fixed assets, net	$106,150	$122,860

For the years ended December 31, 2025 and 2024, depreciation expense totalled approximately $27,000 and $5,900, respectively.

Note 6. Loans, Convertible Debt, and Derivative Liabilities

John Keeler Promissory Notes – Subordinated

The Company previously had unsecured promissory notes outstanding to John Keeler that were payable on demand and bore interest at an annual rate of 6%. These notes were subordinated to the Lighthouse note beginning March 31, 2021. During the year ended December 31, 2024, the Company made principal payments totalling $165,620, which fully satisfied the remaining balance of the notes. As of December 31, 2025 and December 31, 2024, no amounts remained outstanding and there was no activity related to these notes during the year ended December 31, 2025.

Debt with Third-Party Investors

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

During the year ended December 31, 2024, the Company repaid the remaining $100,000 principal balance in cash, fully satisfying the note. Interest expense related to the note totalled approximately $3,800 during 2024.

As of December 31, 2025 and 2024, no amounts were outstanding and there was no activity related to this note during 2025.

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

During the year ended December 31, 2025, there were no principal payments or conversions related to this note. As of December 31, 2025, the remaining outstanding balance under the Waiver Agreement was $55,500. As of December 31, 2025, there was no derivative liability and warrant liability.

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with a third-party lender and collateral agent providing for a term loan in the principal amount of $420,000, with total repayment of principal and interest of $596,400 and a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. In connection with the loan, the Company paid an administrative agent fee of $20,000, which was recorded as a debt discount and is being amortized over the term of the loan. For the year ended December 31, 2025, the Company made principal payments on the loan totalling $154,000 and no interest payments were made. The outstanding balance on the loan was $266,000 as of December 31, 2025.

On September 9, 2024, the Company issued a convertible promissory note to a third-party investor in the principal amount of $179,400 with an original issue discount of $23,400 (the “September 2024 Convertible Note”). The September 2024 Convertible Note has an interest rate of 13% with a one-time interest payment of $23,322 paid upon issuance and a maturity date of June 15, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 2024 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 2024 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 2024 Convertible Note. The Company is required to make monthly payments starting March 15, 2025, until the due date of June 15, 2025. The first payment due March 15, 2025, is $131,769. The monthly payment for April 15, 2025, May 15, 2025, and June 15, 2025, is $23,651. For the year ended December 31, 2025, the Company repaid the loan in full, including principal payments of $179,400, interest payments of $23,322, and default interest of $17,090 of which $42,250 was settled through the issuance of 1,639,719 shares of common stock. As of December 31, 2025, no balance remained outstanding.

On October 1, 2024, the Company issued a convertible promissory note to a third-party investor in the principal amount of $121,900 with an original issue discount of $15,900 (the “October 2024 Convertible Note”). The October 2024 Convertible Note has an interest rate of 12% with a one-time interest payment of $14,628 paid upon issuance and a maturity date of June 30, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the October 2024 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the October 2024 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the October 2024 Convertible Note. For the year ended December 31, 2025, the Company repaid the loan in full, including principal payments of $121,900 and interest payments of $14,628. As of December 31, 2025, no balance remained outstanding.

On December 16, 2024, the Company issued a convertible promissory note to a third-party investor in the principal amount of $90,850 with an original issue discount of $11,850 (the “December 2024 Convertible Note”). The December 2024 Convertible Note has an interest rate of 12% with a one-time interest payment of $10,902 paid upon issuance and a maturity date of September 15, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the December 2024 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the December 2024 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December 2024 Convertible Note. For the year ended December 31, 2025, the Company repaid the loan in full, including principal payments of $90,850 and interest payments of $10,902, of which $10,732 was settled through the issuance of 2,177,105 shares of common stock. As of December 31, 2025, no balance remained outstanding.

On January 28, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $149,650 with an original issue discount of $19,650 (the “January 2025 Convertible Note”). The January 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the January 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the January 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January 2025 Convertible Note. For the year ended December 31, 2025, the Company made principal payments on the loan totalling $89,478 and no interest payments. The outstanding balance of on the loan was $60,172 as of December 31, 2025.

On August 25, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $169,500 with an original issue discount of $25,425 (the “August 2025 Convertible Note”). The August Convertible Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the August Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the August Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the August Convertible Note. For the year ended December 31, 2025, the Company made no principal payments and interest payments of $3,673. The outstanding balance of on the note was $169,500, net of discount of $16,950, and totalling $152,550 as of December 31, 2025. Interest expense related to the loan $7,345 for the year ended December 31, 2025.

On December 5, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $73,025 with an original issue discount of $9,525 (the “December 2025 Convertible Note”). The December 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $9,493 paid upon issuance and a maturity date of December 5, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the December 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the December 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December 2025 Convertible Note. For the year ended December 31, 2025, the Company made no principal and interest payments on the note. The outstanding balance of on the note was $73,025, net of discount of $9,525, and totalling $63,500 as of December 31, 2025.

On September 16, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 16, 2025 Convertible Note”). The September 16, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 16, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 16, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 16, 2025 Convertible Note. For the year ended December 31, 2025, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059, net of discount of $4,706, and totalling $42,353. Interest expense related to the loan $2,039 for the year ended December 31, 2025.

On November 13, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $40,000 with an original issue discount of $6,000 (the “November 2025 Convertible Note”). The November 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $5,200 paid upon issuance and a maturity date of August 13, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the November 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the November 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the November 2025 Convertible Note. For the year ended December 31, 2025, the Company made no principal and interest payments on the note. The outstanding balance on the note was $40,000, net of discount of $5,333, and totalling $34,667. Interest expense related to the loan $578 for the year ended December 31, 2025.

On September 18, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 18, 2025 Convertible Note”). The September 18, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 18, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 18, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 18, 2025 Convertible Note. For the year ended December 31, 2025, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059, net of discount of $4,706, and totalling $42,353. Interest expense related to the loan $2,039 for the year ended December 31, 2025.

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

During the year ended December 31, 2025, the Company made aggregate principal payments on the Private Placement Notes of $343,761, interest payments of $27,500, and default interest of $65,803 of which $214,120 was paid through the issuance of an aggregate of 39,214,366 shares of common stock. The outstanding balance on the loan was $62,249 as of December 31, 2025.

Unaffiliated Note

On October 29, 2025, the Company entered into a promissory note agreement with an unaffiliated third-party lender for aggregate principal of $50,000. The note bears interest at a rate of 32% per annum and matures on July 29, 2026. The proceeds are for general working capital. Upon the occurrence of an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 25% of the then outstanding principal amount of the note. For the year ended December 31, 2025, the Company made principal payments of $8,081 and interest payments of $5,457. The outstanding balance of on the note was $41,919 as of December 31, 2025. Interest expense related to the loan $5,457 for the year ended December 31, 2025.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. The loan is secured by the underlying vehicle. As of December 31, 2025, the outstanding balance on the vehicle loan was $56,185.

First West Credit Union CEBA Loan

On June 24, 2021, the Company assumed a commercial term loan with First West Credit Union Canada Emergency Business Account (“CEBA”) in the principal amount of CAD$60,000 in connection with the acquisition of TOBC. The loan initially bears no interest and is due on December 31, 2022. Under the amended terms, if no more than 75% of the principal was repaid by December 31, 2023, the full amount would convert to a term loan bearing interest at an annual rate of 5.0%, with interest only monthly payments beginning January 1, 2024, and the full principal due by December 31, 2026. As of December 31, 2025, the outstanding balance on the loan was CAD$60,000.

Interest expense totalled $447,289 and $2,060,718 for the year ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, approximately $168,200 of the balance was related to amortization on debt discount.

Note 7. Stockholders’ Equity

Preferred Stock

Our Board of Directors has authorized 5,000,000 shares of preferred stock, and we may issue preferred stock in one or more series without stockholder approval. Our Board of Directors may determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

Our Board of Directors has designated 2,000,000 shares of preferred stock as Series A Super-Voting Preferred Stock (the “Series A Preferred Stock”).

The Series A Preferred Stock has no maturity and is not subject to any sinking fund or redemption and will remain outstanding indefinitely unless and until converted by the holder or the Company redeems or otherwise repurchases the Series A Stock.

For the year ended December 31, 2025 and 2024, the Company had 1,000,000 and 0 preferred stock outstanding, respectively.

Common Stock

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

During the year ended December 31, 2025, the Company issued an aggregate of 1,765,262 shares of common stock to the designee of ClearThink for consulting services provided to the Company.

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

During the year ended December 31, 2025, the Company issued 36,144,954 shares of common stock to Diagonal as partial conversion of $142,460 principal and interest pursuant to the convertible promissory note.

During the year ended December 31, 2025, the Company issued an aggregate of 38,347,717 shares of common stock to Quick Capital as partial conversion of $169,287 principal and interest pursuant to the convertible promissory note.

During the year ended December 31, 2025, the Company issued an aggregate of 866,649 shares of common stock to Jefferson as partial conversion of $44,833 principal and accrued interest pursuant to the convertible promissory note.

During the year ended December 31, 2025, the Company issued 1,000,000 shares of Series A Super Voting Convertible Preferred Stock (“Series A Preferred”) with par value $0.0001 per share. The Series A Preferred was issued for no cash or other consideration and solely to establish a voting control structure. Each share of Series A Preferred entitles the holder to 100 votes per share on all matters submitted to a vote of the stockholders.

Note 8. Options

During the years ended December 31, 2025 and December 31, 2024, $3,756 and $2,968, respectively, in compensation expense was recognized on the following:

1.	Ten-year options to purchase an aggregate of 351 shares of common stock at an exercise price of $2,000.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various long-term employees under the 2018 Plan during the year ended December 31, 2019 and 191 was forfeited during the year ended December 31, 2025.
2.	Ten-year option to purchase 250 shares of common stock at an exercise price of $2,000.00, which vest as to 20% of the shares subject to the option each year from the date of grant, were issued to an officer of the Company under the 2018 Plan during the year ended December 31, 2019 and was forfeited during the year ended December 31, 2025..
3.	Ten-year options to purchase an aggregate of 25 shares of common stock at an exercise price of $2,000.00, which vest as to 25% of the shares subject to the option each year from the date of grant, were issued to various contractors during the year ended December 31, 2019 and 25 was forfeited during the year ended December 31, 2025.
4.	Three-year options to purchase an aggregate of 500 shares of common stock at an exercise price of $2,000.00, which vest in equal monthly installments during the first year from the date of grant, were issued to the Company’s directors during the year ended December 31, 2021 and expired in accordance with their terms during the year ended December 31, 2025.
5.	Three-year option to purchase 7 shares of common stock at an exercise price of $6,000.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2021 and was forfeited during the year ended December 31, 2025.
6.	Five-year options to purchase an aggregate of 175 shares of common stock at an exercise price of $2,000.00, which vest in equal monthly installments during the term of the option, were issued to the Company’s directors during the year ended December 31, 2022.
7.	Three-year options to purchase 28 shares of common stock at an exercise price of $860.00, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022 and was forfeited during the year ended December 31, 2025.
8.	Three-year option to purchase 6 shares of common stock at an exercise price of $790.00, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2022 and expired in accordance with their terms during the year ended December 31, 2025.
9.	Three-year option to purchase 864 shares of common stock at an exercise price of $40.00, which vest in equal monthly installments during the term of the option, were issued to an officer of the Company during the year ended December 31, 2023 and was forfeited during the year ended December 31, 2025.
10.	Three-year option to purchase 1,030 shares of common stock at an exercise price of $17.50, which vest in equal monthly installments during the term of the option, were issued to an employee during the year ended December 31, 2023 and was forfeited during the year ended December 31, 2025.

The following table represents option activity for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2023	6,331	$426.52	3.80
Exercisable – December 31, 2023	4,398	$426.52	4.27	$-
Granted	-	$-
Forfeited	1,087	$-
Expired	500	$-
Vested	4,076	-
Outstanding – December 31, 2024	4,744	$1,532.26	3.34
Exercisable – December 31, 2024	4,076	$1,532.26	3.61	$-
Granted	-	$-
Forfeited	1,353	$-
Expired	6	$-
Vested	3,352	-
Outstanding – December 31, 2025	3,385	$2,000.00	2.81
Exercisable – December 31, 2025	3,352	$2,000.00	2.82	$-

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

For the year ended December 31, 2025, the Company determined that ten-year option to purchase 25 shares of common stock at an exercise price of $2,000.00, granted to various long-term employees under the 2018 Plan was forfeited as the employee resigned. In addition, a ten-year option to purchase 250 shares of common stock at an exercise price of $2,000.00, granted to an officer of the Company under the 2018 Plan was forfeited upon the officer’s resignation. Furthermore, a three-year option to purchase 28 shares of common stock at an exercise price of $860.00, and a separate three-year option to purchase 1,030 shares of common stock at an exercise price of $17.50, both granted to an employee were forfeited upon the employee’s resignation. Additionally, a three-year option to purchase 6 shares of common stock at an exercise price of $790.00 granted to an employee expired in accordance with their terms.

The non-vested options outstanding are 33 and 668 for the years ended December 31, 2025 and 2024, respectively.

Note 9. Warrants

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2024	12,205	$106.71	3.96
Exercisable – December 31, 2024	12,205	$106.71	3.96	$-
Granted	13,411,764	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding – December 31, 2025	13,423,969	$0.11	4.76
Exercisable – December 31, 2025	13,423,969	$0.11	4.76	$-

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

On September 16, 2025, in connection with the issuance of the $47,059 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 4,705,882, shares of common stock at an exercise price of $0.01 per share.

On September 18, 2025, in connection with the issuance of the $47,059 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 4,705,882, shares of common stock at an exercise price of $0.01 per share.

On November 13, 2025, in connection with the issuance of the $40,000 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 4,000,000, shares of common stock at an exercise price of $0.01 per share.

Note 10. Income taxes

For the year ended December 31, 2025, the Company adopted ASU 2023-09 on a prospective basis. The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2025, in accordance with the guidance in ASU 2023-09:

	December 31, 2025

Federal statutory income tax rate	$(752,328)	(21.00)%
State income taxes, net of federal benefit	(21,391)	0.60%
Foreign tax rate differential	(28,810)	0.80%
Change in valuation allowance	149,872	(4.18)%
Nontaxable or nondeductible items	598,835	(16.72)%
Other adjustments	53,822	(1.50)%
Effective income tax expense and rate	-	-

The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2024, in accordance with the guidance prior to the prospective adoption of ASU 2023-09:

Rate Reconciliation	December 31, 2024

Provision/(Benefit) at statutory rate	$(2,620,482)	(21.00)%
State tax Provision/(Benefit) net of federal benefit	(429,933)	3.45%
Permanent book/tax differences	252,817	(2.03)%
Change in valuation allowance	2,934,868	(23.52)%
Other	(137,271)	1.10%
Income Tax Provision/(Benefit)	-	-

The components of the net deferred tax asset at December 31, 2025 and 2024, are as follows:

	December 31, 2025		December 31, 2024
Deferred Tax Assets
Allowance for bad debt		$6,017	$9,774
Fixed assets		206,720	171,728
Inventory reserve		128,900	356,290
Net operating loss carryovers		6,307,134	5,932,995
Non-capital Losses		671,350	727,316
Other		110,373	99,962
Net Deferred Tax Asset/(Liability)		7,430,494	7,298,065
Valuation Allowance		(7,430,494)	(7,298,065)
Net Deferred Tax Asset/(Liability)	$		$-

Tax periods for all fiscal years after 2020 remain open to examination by the federal and state taxing jurisdictions to which the Company is subject. As of December 31, 2025, the Company has cumulative net federal and state operating losses of $25,615,356 and $20,189,147, respectively.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be recognized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2025.

As of December 31, 2025, and 2024, the Company has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements. The Company’s policy is to classify assessments, if any, for tax related interest as income tax expenses. No interest or penalties were recorded during the years ended December 31, 2025, and 2024.

Note 11. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $69,600 on the lease for the year ended December 31, 2024. For the year ended December 31, 2025, the Company has paid $32,800 on this lease.

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

Rental and equipment lease expenses were approximately $94,300 and $146,400 for the years ended December 31, 2025 and 2024, respectively.

Note 12. Employee Benefit Plan

The Company provides and sponsors a 401(k) plan for its employees. For the years ended December 31, 2025 and 2024, no contributions were made to the plan by the Company.

Note 13. Subsequent Events

Shares issuances

On January 2, 2026, January 7, 2026, January 13, 2026, January 14, 2026 and January 16,2026, the Company issued an aggregate of 43,152,282 shares of common stock to Quick Capital as partial conversion of $30,093 principal pursuant to the convertible promissory note.

On January 16, 2026, the Company issued an aggregate of 4,085,714 shares of common stock, to the designee of ClearThink Capital for consulting services provided to the Company.

On January 2, 2026 and January 15, 2026, the Company issued 9,910,149 shares of common stock to Diagonal as partial conversion of $9,860 principal pursuant to the convertible promissory note.

On January 27, 2026, the Company issued 550,000 shares of Series A Preferred with par value $0.0001 per share. The Series A Preferred was issued for no cash or other consideration and solely to establish a voting control structure. Each share of Series A Preferred entitles the holder to 100 votes per share on all matters submitted to a vote of the stockholders.

On January 28, 2026, the Company amended its Certificate of Incorporation to increase its authorized shares of common stock from 500,000,000 shares to 5,000,000,000 shares. The amendment was approved by the Company’s Board of Directors and stockholders in accordance with applicable law and became effective upon filing with the Secretary of State of the State of Delaware.

On March 3, 2026 and March 18, 2026, the Company issued an aggregate of 15,100,000 shares of common stock to Labrys Fund as conversion of $8,625 interest pursuant to the convertible promissory note.

Note issuances

On March 10, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $57,500 (the “March 2026 Convertible Note”). The note was issued with an original issue discount of $7,500, resulting in net proceeds to the Company of $50,000. The note includes a one-time interest charge of $7,475 and has a maturity date of December 10, 2026. Upon the occurrence of an event of default, the note accrues interest at a rate of up to 24% per annum on the outstanding principal balance. The note may be prepaid in accordance with its terms and may also be convertible into shares of the Company’s common stock, subject to the provisions of the note agreement.

British Columbia Lawsuit

On March 4, 2026, Taste of BC Aquafarms Inc. (the “Company”) filed a Notice of Application in the Supreme Court of British Columbia (Nanaimo Registry) in connection with a dispute with the landlords of the property located at 2930 Jameson Road, Nanaimo, British Columbia. The application seeks, among other things, reconsideration and setting aside of a February 23, 2026 order that terminated the Company’s lease and granted the landlords immediate possession of the property. The Company also seeks relief from forfeiture and reinstatement of the lease, or alternatively other interim and related relief.Schedule 14C

On February 23, 2026, the Company filed an Information Statement on Schedule 14C with the Securities and Exchange Commission to notify stockholders of certain corporate actions that were approved by written consent of the Company’s majority stockholders in accordance with applicable law. The Information Statement was filed to provide the required notice to stockholders prior to the effectiveness of such actions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting, existing as of December 31, 2025, based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this Report, such internal controls and procedures were not effective due to the following material weaknesses identified:

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Appointed

John Keeler	55	Executive Chairman and Chief Executive Officer	November 8, 2018

Nubar Herian	56	Director	November 8, 2018

Jeffrey J. Guzy	74	Director	April 12, 2021

Timothy McLellan	69	Director	April 12, 2021

Trond Ringstad	58	Director	April 12, 2021

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The table below sets forth certain information about the compensation awarded to, earned by or paid to our Chief Executive Officer and our other two most highly compensated executive officers whose total compensation exceeded $100,000 during 2025 (each, a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock awards ($)		Option awards ($)(1)	All other compensation ($)		Total ($)
John Keeler -	2025	75,309	-	(5)	-	123,966	(4)	199,274
Executive Chairman and Chief Executive Officer and Director	2024	76,878	60,000	(2)	-	49,730	(3)	186,608
Silvia Alana - Former Chief Financial Officer and	2025	-			-	-		-
Director	2024	66,000	-		-	2,500	(3)	68,500
Miozotis Ponce -	2025	35,004	-		-	3,438	(3)	38,442
Former Chief Operating Officer	2024	155,925	-		-	6,000	(3)	161,925

(1)	All option grants are calculated at the grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Represents 480,000 shares of common stock at $0.125 per share accrued for as of December 31, 2024.
(3)	Represents health insurance premiums paid by the Company on behalf of such officer.
(4)	Represents health insurance premiums paid by the Company on behalf of such officer of $63,966. In addition, stock-based compensation of $60,000 was not paid in cash or equity but was applied as an offset against amounts owed by the executive to the Company in connection with related party transactions.
(5)	Represents 1,000,000 shares of Series A Super-Voting Preferred Stock entitled to 100 votes per share.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2025

Outstanding Equity Awards

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2025.

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

Director Compensation

The following table sets forth certain information concerning compensation earned by the Company’s non-employee directors for services rendered as a director during the year ended December 31, 2025:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of May 22, 2026, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of its outstanding shares of common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all of the Company’s executive officers and directors as a group. The information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Unless otherwise indicated below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Blue Star Foods Corp., 3000 NW 109th Avenue, Miami, Florida 33172.

The percentages below are calculated based on 163,880,101 shares of common stock issued and outstanding as of May 22, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Beneficial Ownership
5% or Greater Stockholder
John Keeler Real Estate Holdings (1)	79,167		*	%
3000 NW 109th Avenue
Miami, Florida 33172
Named Executive Officers and Directors
John Keeler	2,048,494	(2)	1.2%
Jeffrey Guzy	1,448,181	(3)	*	%
Nubar Herian	484,513	(4)	*
Timothy McLellan	965,689	(4)	*
Trond Ringstad	965,694	(4)	*
All current directors and executive officers as a group (5 persons)	5,912,571		3.6%

* Less than 1%

(1)	John R. Keeler III, Sarah Keeler and Andrea Keeler, trust beneficiaries of John Keeler Real Estate Holdings, Inc. (“Holdings”) have voting and dispositive power over the shares held by Holdings.
(2)	498,476 of such shares are held with Mr. Keeler’s wife as tenants in the entirety and are subject to the terms of a lock-up agreement pursuant to which Mr. Keeler may not sell more than one-third of the common stock held by him in any two-month period. Includes 18 shares underlying a stock option which are exercisable within 60 days. Includes 1,550,000 shares of Series A Super-Voting Preferred Stock entitled to 100 votes per share.
(3)	Includes 18 shares underlying stock options exercisable within 60 days.
(4)	Includes 18 shares underlying stock options which are exercisable within 60 days.

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

There were no transactions between the Company and Bicol for the years ended December 31, 2025 and 2024. From time to time, we may prepay Bacolod for future shipments of product which may represent five to six months of purchases. There was $1,299,984 due as of December 31, 2025 for future shipments from Bacolod and an allowance was recorded for this amount.

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

As of December 31, 2025, the Company had outstanding advances of $72,300 to Sustainable Seafood Philippines, a related party, in connection with the planned acquisition of Bacolod’s assets, which will be carried out by Sustainable Seafood Philippines. The Company recorded a full valuation allowance on these advances due to uncertainty regarding collectability.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, GreenGrowth CPAs, and its former accountants MaloneBailey, LLP, for professional services rendered for the year ended December 31, 2025 and 2024 are set forth below:

Fee Category	Year ended December 31, 2025	Year ended December 31,2024

Audit fees (1)	$207,066	$299,260
Audit-related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
Total fees	$207,066	$299,260

(1)	Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)	Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for services not associated with audit or tax.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

1.1	Underwriting Agreement, dated November 2, 2021 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

2.1	Agreement and Plan of Merger, dated as of November 8, 2018, by and among the Company, Blue Star, Acquisition Sub and John Keeler (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

2.2	Articles of Merger between Blue Star and Acquisition Sub (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2018)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.4 to the Company’s Form 10/A filed with the SEC on May 17, 2018)

3.3	Certificate of Amendment, dated November 5, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

3.4	Certificate of Designation of 8% Series A Convertible Preferred Stock incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2018)

4.1	Form of Promissory Note with TOBC (incorporated by reference to 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2021)

4.3	Form of Underwriters Warrant, issued November 5, 2021 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

4.4	$5,750,000 Senior Secured Convertible Promissory Note, dated January 24, 2022, issued to Lind Global Fund II LP (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

4.5	Form of Warrant Agent Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

4.6	Subordinated Secured Promissory Note, dated January 2, 2024, issued to Agile Lending, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.2	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5	Form of Settlement Agreement and Mutual General Release (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.6	Forms of Lockup Agreement for Pre-Merger Stockholders and Officers and Directors (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.7	Form of Redemption Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.8	2018 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.9	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.10	Loan and Security Agreement filed with the SEC on August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, dated November 8, 2018)

10.11	First Amendment to Loan and Security Agreement and Reservation of Rights, dated November 18, 2016, between the Company and ACF (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.12	Second Amendment to Loan and Security Agreement, dated June 19, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.13	Third Amendment to Loan and Security Agreement, dated October 16, 2017, between the Company and ACF (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.14	Fourth Amendment to Loan and Security Agreement, dated September 19, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.15	Fifth Amendment to Loan and Security Agreement, dated November 8, 2018, between the Company and ACF (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.16	$14,000,000 Revolving Credit Note, dated August 31, 2016 between the Company and ACF (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.17	Patent Security Agreement, dated August 31, 2016, between Blue Star and ACF FINCO LP (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.18	Lease Agreement, dated May 1, 2001, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.19	Master Software Development Agreement, dated February 6, 2017 between the Company and Claritus Management Pvt. Ltd. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.20	$500,000 Demand Note, dated January 4, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.21	$200,000 Demand Note, dated March 31, 2006 from Keeler & Co. in favor of John Keeler and Maria Keeler (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.22	$100,000 Demand Note, dated November 21, 2007, from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.23	$516,833.83 Demand Note, dated July 31, 2013 from Keeler & Co. in favor of John Keeler (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.24	Form of Subscription Agreement for February 1, 2019 offering (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.25	$1,000,000 Promissory Note, dated March 26, 2019, issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2019)

10.26	$100,000 Promissory Note, dated January 1, 2021, issued to Lobo Holdings, LLLP (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.27	Agreement and Plan of Merger and Reorganization, dated as of November 26, 2019, by and among John Keeler & Co., Inc., Coastal Pride Seafood, LLC, Coastal Pride Company, Inc., The Walter F. Lubkin, Jr. Irrevocable Trust dated 1/8/03, Walter F. Lubkin III, Tracy Lubkin Greco and John C. Lubkin (incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.28	4% Promissory Note in the principal amount of $500,000, dated November 26, 2019, issued by John Keeler & Co., Inc. to Walter Lubkin, Jr. (incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.29	Form of 4% Convertible Promissory Note, dated November 26, 2019, issued by John Keeler & Co., Inc. (incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.30	Form of Leak-Out Agreement, dated November 26, 2019 (incorporated by reference to Exhibit 10.32 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.31	Joinder and Seventh Amendment to Loan and Security Agreement, dated November 26, 2019, by and among ACF Finco I LP, John Keeler & Co., Inc. and Coastal Pride Seafood, LLC (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2019)

10.32	Form of Lock-Up and Resale Restriction Agreement, dated December 26, 2019 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.33	Loan Amendment, dated May 21, 2020 to Promissory Note issued to Kenar Overseas Corp. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.34	Eight Amendment to Loan and Security Agreement, dated May 7, 2020, between the Company and ACF Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.35	Separation and Mutual Release Agreement, dated February 25, 2020, between the Company and Christopher Constable (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

10.36	Mutual Lease Termination Agreement, dated December 31, 2020, between Keeler & Co. and John Keeler Real Estate Holdings, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.37	Debt Repayment Agreement, dated December 30, 2020, between the Company and John Keeler (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the SEC on February 9, 2021)

10.38	Investment Banking Agreement, dated July 1, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.39	Amendment No. 1 to Investment Banking Agreement, dated October 30, 2020, between the Company and Newbridge Securities Corporation(incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2021)

10.40	Loan and Security Agreement dated March 31, 2021, by and among John Keeler & Co. Inc. and Coastal Pride Seafood, LLC and Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.41	Revolving Credit Note dated March 31, 2021 in the amount of up to $5,000,000 issued by John Keeler & Co. Inc. and Coastal Pride Seafood, LLC to Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.42	Guarantee Agreement dated March 31, 2021 executed by Blue Star Foods Corp. in favor of Lighthouse Financial Corp. (incorporated by reference to Exhibit 10.42 to the Company’s Current Report on Form 10-K filed with the SEC on April 6, 2021)

10.43	Form of Director Services Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 31, 2021

10.44	Stock Purchase Agreement, dated April 27, 2021, by and among the Company, Taste of BC Aquafarms Inc., and Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.44 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.45	Second Loan Amendment, dated April 28, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.45 to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021)

10.46	Form of Subscription Agreement for common stock offering (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.47	Form of Common Stock Purchase Warrant at $2.00 per share (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 23, 2021)

10.48	Form of Promissory Note with Taste of BC Aquafarms, Inc. Sellers (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.49	First Amendment to Stock Purchase Agreement, dated June 24, 2021, by and among, the Company, Taste of BC Aquafarms, Inc, Steven Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.50	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement, dated June 24, 2021(incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 30, 2021)

10.51	$100,000 Promissory Note, dated July 1, 2021, issued to Lobo Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.52	Note Payoff Indemnity Agreement, dated July 6, 2021 between the Company and Kenar Overseas Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2021)

10.53	Employment At Will Agreement, dated August 3, 2020, between the Company and Silvia Alana (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.54	Investment Banking Engagement Agreement, dated July 8, 2021, between the Company and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.55	Consulting Agreement, dated July 8, 2021, between the Company and MEC Consulting, Inc. (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 2, 2021)

10.56	Form of Warrant issuable to Newbridge Securities Corporation (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1/A filed with the SEC on October 25, 2021)

10.57	Securities Purchase Agreement, dated January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.58	Warrant, dated January 24, 2022, issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.59	Security Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.59 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.60	Stock Pledge Agreement, dated as of January 24, 2022, between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.60 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2022)

10.61	Form of Warrant, dated November 5, 2021 issued to Newbridge Securities Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 8, 2021)

10.62	Asset Purchase Agreement, dated February 3, 2022, between Coastal Pride Seafood, LLC, Gault Seafood, LLC and Robert J. Gault II (incorporated by reference to Exhibit 10.61 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.63	Consulting Agreement, dated February 3, 2022 between Coastal Pride Seafood, LLC and Robert J. Gault (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.64	Leak-Out Agreement, dated February 3, 2022 for Robert J. Gault (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2022)

10.65	Fingerling Supply Agreement, dated December 3, 2021, between Taste of BC Aquafarms Inc. and West Coast Fishculture (Lois Lake) Ltd. (incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022)

10.66	Form of Director Service Agreement, dated April 20, 2022 (incorporated by reference to Exhibit 10.66 to the Company’s Current Report of Form 8-K filed with the Sec on April 25, 2022)

10.67	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Steven and Janet Atkinson (incorporated by reference to Exhibit 10.67 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.68	Land Lease Agreement, dated April 1, 2022, between Taste of BC Aquafarms Inc. and Kathryn Atkinson (incorporated by reference to Exhibit 10.68 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.69	Vendor and Supply Agreement, effective January 28, 2023, between the Company and Just Food For Dogs, LLC (incorporated by reference to Exhibit 10.69 to the Company’s Annual Report on Form 10-K filed with the SEC on April 17, 2023)

10.70	Warrant Agent Agreement, dated February 10, 2023, between the Company and VStock Transfer, LLC, including the Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.71	Purchase Agreement, dated May 16, 2023, by and between the Company and ClearThink Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.72	Securities Purchase Agreement, dated May 16, 2023, by and between the Company and ClearThink Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.73	Registration Rights Agreement, dated May 16, 2023, by and between the Company and ClearThink Capital Partners, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023)

10.74	Securities Purchase Agreement, dated May 30, 2023 by and between Blue Star Foods Corp. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.75	Warrant dated May 30, 2023 issued by the Company to Lind Global Fund II LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.76	Amended and Restated Security Agreement dated as of May 30, 2023 by and between the Company and Lind Global Fund II LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023)

10.77	Waiver Agreement, dated July 6, 2023, among the Company, Taste of BC Aquafarms Inc., Steve Atkinson and Janet Atkinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2023)

10.78	First Amendment to Securities Purchase Agreement, dated July 27, 2023 by and between Blue Star Foods Corp. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.79	Warrant dated July 27, 2023 issued by Blue Star Foods Corp. to Lind Global Fund II LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.80	First Amendment to Security Agreement dated as of July 27, 2023 by and between Blue Star Foods Corp. and Lind Global Fund II LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 28, 2023)

10.81	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1 filed with the SEC on July 28, 2023)

10.82	Subordinated Business Loan and Security Agreement dated May 9, 2024 by and between Blue Star Foods Corp. and AgileLending, LLC (incorporated by reference to Exhibit 10.82 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.83	Subordinated Business Loan and Security Agreement dated July 25, 2024 by and between Blue Star Foods Corp. and AgileLending, LLC (incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.84	Promissory Note dated May 17, 2024 issued to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.84 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.85	Waiver and Acknowledgement Agreement by and between Blue Star Foods Corp. and Lind Global Fund II LLP (incorporated by reference to Exhibit 10.85 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 12, 2024)

10.86	Form of Securities Purchase Agreement for the August 2024 Private Placement Offering (incorporated by reference to Exhibit 10.86 to the Company’s Form 10-Q filed with the SEC on August 14, 2024)

10.87	Form of Promissory Note for the August 2024 Private Placement Offering (incorporated by reference to Exhibit 10.87 to the Company’s Form 10-Q filed with the SEC on August 14, 2024)

10.88	Form of Registration Rights Agreement for the August 2024 Private Placement Offering (incorporated by reference to Exhibit 10.88 to the Company’s Form 10-Q filed with the SEC on August 14, 2024)

10.89	Securities Purchase Agreement dated September 9, 2024 by and between Blue Star Foods Corp. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.89 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.90	Promissory Note dated September 8, 2024 by issued to1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.90 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.91	Securities Purchase Agreement dated October 1, 2024 by and between Blue Star Foods Corp. and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.91 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.92	Promissory Note dated October 1, 2024 issued to1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.92 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 19, 2024)

10.93	Promissory Note dated December 16, 2024 issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.93 to the Company’s Form 10-K filed with the SEC on June 23, 2025)

10.94	Promissory Note dated January 28, 2025 issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.94 to the Company’s Form 10-K filed with the SEC on June 23, 2025)

10.95	Subordinated Business Loan and Security Agreement dated January 28, 2025 by and between Blue Star Foods Corp. and Agile Capital Funding, LLC (incorporated by reference to Exhibit 10.95 to the Company’s Form 10-K filed with the SEC on June 23, 2025)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed with the SEC on July 19, 2021)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2020)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial and accounting Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Form 10-K filed with the SEC on June 23, 2025)

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

ITEM 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE STAR FOODS CORP.

Dated: May 22, 2026	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Chief Executive Officer and Executive Chairman (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Keeler	Chief Executive Officer, Executive Chairman and Director	May 22, 2026
John Keeler

/s/ Claudia Campos	Corporate Controller	May 22, 2026
Claudia Campos

/s/ Nubar Herian	Director	May 22, 2026
Nubar Herian

/s/ Jeffrey J. Guzy	Director	May 22, 2026
Jeffrey J. Guzy

/s/ Timothy McLellan	Director	May 22, 2026
Timothy McLellan

/s/ Trond Ringstad	Director	May 22, 2026
Trond Ringstad

