Form 10-Q
period 2026-03-31
Blue Star Foods Corp.
filed 2026-07-16
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of July 16, 2026, there were 163,880,101 shares of the registrant’s common stock outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 which we filed with the Securities and Exchange Commission (“SEC”) on May 22, 2026. The risks and uncertainties described under “Risk Factors” are not exhaustive.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the SEC, and should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2026	DECEMBER 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,948	$14,436
Accounts receivable, net of allowances and credit losses of $25,141 and $24,117	93,425	55,091
Inventory, net	355,572	404,979
Other current assets	574,416	594,220
Advance to related party	89,457	91,925
Total Current Assets	1,129,818	1,160,651
FIXED ASSETS, net	99,799	106,150
RIGHT OF USE ASSET	40,383	50,097
OTHER ASSETS	67,714	69,336
TOTAL ASSETS	$1,337,714	$1,386,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$903,887	$538,635
Accrued expense	433,178	$355,283
Accrued compensation	480,000	480,000
Convertible notes, net of debt discounts	55,500	55,500
Convertible notes, at fair value	1,980,230	1,822,102
Current maturities of lease liabilities	39,924	39,577
Loan payable, net of non current portion	363,919	364,254
Other current liabilities	8,030	33,367
Total Current Liabilities	4,264,668	3,688,718
LONG-TERM LIABILITIES
Lease liability, net of current portion	459	10,520
Loan payable, net of current portion	40,998	43,498
TOTAL LIABILITIES	4,306,125	3,742,736
STOCKHOLDERS’ EQUITY
Series A Super-Voting Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares authorized, 1,550,000 shares issued and outstanding as of March 31, 2026, and 1,000,000 shares issued and outstanding as of December 31, 2025	155	100
Common stock, $0.0001 par value, 5,000,000,000 shares authorized; 163,880,101 shares issued and outstanding as of March 31, 2026, and 91,631,955 shares issued and outstanding as of December 31, 2025	16,379	9,154
Additional paid-in capital	47,785,182	47,649,570
Accumulated other comprehensive loss	(86,604)	(67,171)
Accumulated deficit	(50,607,045)	(49,871,732)
Stock subscription receivable	(155)	(100)
Treasury stock, 151 shares as of March 31, 2026 and 151 shares as of December 31, 2025	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(2,968,411)	(2,356,502)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,337,714	$1,386,234

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31
	2026	2025

REVENUE, NET	$250,259	$960,758

COST OF REVENUE	241,512	869,114

GROSS PROFIT	8,747	91,644

SALARIES AND WAGES	182,877	270,284
DIRECTOR COMPENSATION	138,012	138,012
DEPRECIATION AND AMORTIZATION	6,386	6,386
OTHER OPERATING EXPENSES	201,565	648,483

LOSS FROM OPERATIONS	(520,093)	(971,521)

OTHER INCOME	1,280	6,615
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	-	14,090
CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES	(136,729)	-
LOSS ON SETTLEMENT OF DEBT	(47,241)	(41,066)
INTEREST EXPENSE	(32,530)	(208,048)

NET LOSS	(735,313)	(1,199,930)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(735,313)	$(1,199,930)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	(19,433)	18,840

COMPREHENSIVE LOSS	(754,746)	(1,181,090)
Loss per common share:
Net loss per common share - basic and diluted	$(0.00)	$(0.08)
Weighted average common shares outstanding - basic and diluted	145,307,833	14,452,810

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
December 31, 2025	1,000,000	$100	91,631,956	$9,154	$47,649,570	$(49,871,732)	$(100)	$(67,171)	$(76,323)	$(2,356,502)
Stock based compensation	-	-	-	-	3,012	-		-	-	3,012
Common stock issued for service	-	-	4,085,714	409	32,591	-		-	-	33,000
Common stock issued for note payment	-	-	68,162,431	6,816	100,009	-		-	-	106,825
Series A Super-Voting Convertible Preferred Stock	550,000	55	-	-	-	-	(55)	-	-	-
Net Loss	-	-	-	-	-	(735,313)		-	-	(735,313)
Cumulative translation adjustment	-	-	-	-	-	-		(19,433)	-	(19,433)
March 31, 2026	1,550,000	$155	163,880,101	$16,379	$47,785,182	$(50,607,045)	$(155)	$(86,604)	$(76,323)	$(2,968,411)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stock Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity (Deficit)
December 31, 2024	-	$-	9,837,374	$974	$46,167,697	$(46,289,219)	$-	$5,174	$(76,323)	$(191,697)
Stock based compensation	-	-	-	-	(5,627)	-	-	-	-	(5,627)
Common stock issued for service	-	-	302,762	30	32,970	-	-	-	-	33,000
Common stock issued for directors stock compensation			4,320,000	432	539,568		-			540,000
Common stock issued for note payment	-	-	1,444,585	145	147,676	-	-	-	-	147,821
Common stock issued for cash			350,000	35	19,915	-	-	-	-	19,950
Net Loss	-	-	-	-	-	(1,199,930)	-	-	-	(1,199,930)
Cumulative translation adjustment	-	-	-	-	-	-	-	18,840	-	18,840
March 31, 2025	-	$-	16,254,721	$1,616	$46,902,199	$(47,489,149)	$-	$24,014	$(76,323)	$(637,642)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(735,313)	$(1,199,930)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	3,012	(5,627)
Common stock issued for service	33,000	33,000
Depreciation of fixed assets	6,386	6,386
Amortization of debt discounts	7,500	94,009
Allowance for inventory obsolescence	14,936	(18,378)
Loss on settlement of debt	47,241	40,166
Lease expense	9,714	9,546
Credit loss expense	710	(8,407)
Gain on revaluation of fair value of derivative and warrant liabilities	-	(14,090)
Loss on revaluation of fair value of convertible notes	136,729	-
Changes in operating assets and liabilities:
Accounts receivables	(39,045)	(97,469)
Inventories	34,471	123,313
Advances to related parties	-	-
Other current assets	22,270	176,682
Right of use liability	(9,714)	(9,546)
Other assets	1,623	(20,000)
Accounts payable and accruals	308,147	531,184
Accrued compensation	135,000	-
Customer refunds	-	(33,389)
Other current liabilities	(25,337)	-
Net Cash (Used in) Operating Activities	(48,670)	(392,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(9,914)
Net Cash (Used in) Investing Activities	-	(9,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	-	19,950
Proceeds from short-term loan	-	550,000
Proceeds from convertible debt	50,000	-
Repayments of short-term loan	20,455	(489,783)
Net Cash Provided by Financing Activities	70,455	80,167

Effect of Exchange Rate Changes on Cash	(19,273)	18,492

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,512	(303,805)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	14,436	326,854

CASH AND CASH EQUIVALENTS – END OF PERIOD	$16,948	$23,049

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,604	$25,472

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	106,825	147,821
Common stock issued for directors stock compensation	540,000	540,000
Stock compensation reclassified to related party receivable	60,000	-

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. The consolidated balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by our independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on May 22, 2026 for a broader discussion of our business and the risks inherent in such business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Keeler & Co, Inc. a wholly owned subsidiary, Coastal Pride Seafood, LLC (“Coastal Pride”), a wholly owned subsidiary of Keeler & Co., Inc., Taste of BC Aquafarms, Inc. (“TOBC”), a wholly owned subsidiary, and Afritex Ventures Inc. (“AFVFL”) a wholly owned subsidiary. AFVFL was dissolved during 2025 and, accordingly, its accounts are included in the consolidated financial statements only through the date of dissolution. All intercompany balances and transactions have been eliminated in consolidation.

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of March 31, 2026, the Company recorded allowances for sales returns, allowances and discounts of approximately $25,100. There was no allowance for bad debt recorded for the three months ended March 31, 2026. As of December 31, 2025, the Company recorded sales return, allowances and discounts of approximately $24,100 and refund liability of $23,500. There was no allowance for bad debt recorded for the year ended December 31, 2025.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the three months ended March 31, 2026, the Company recognized an inventory reserve of $69,155, resulting in an inventory allowance of $531,555. For the year ended December 31, 2025, the Company recorded an inventory allowance in the amount of $516,619 which was charged to cost of goods sold.

The Company’s inventory as of March 31, 2026 and December 31, 2025 consists of:

	March 31, 2026	December 31, 2025

Inventory purchased for resale	$866,228	$873,475
Feeds and eggs processed	-	27,224
Raw materials for packaged seafood	20,899	20,899
Less: Inventory allowance	(531,555)	(516,619)
Inventory, net	$355,572	$404,979

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2026. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the three months ended March 31, 2026 and for the year ended December 31, 2025.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. The Company believes the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The Company elected to account for certain convertible promissory notes at fair value, with the entire instrument measured at fair value on a recurring basis rather than separately accounting for embedded conversion features. The Company had convertible debt measured at fair value as of March 31, 2026 and December 31, 2025.

	Level 3 Fair Value
	As of March 31, 2026	As of December 31, 2025
Liabilities
Fair value of convertible debt	$1,980,230	$1,822,102
Total	$1,980,230	$1,822,102

The table below presents the change in the fair value of the convertible note payable for the three months ended March 31, 2026 and year ended December 31, 2025:

	March 31, 2026	December 31, 2025

Fair value balance, beginning of year	$1,822,102	$-
Issuance of convertible note payable	21,399	499,063
Change in fair value	136,729	1,323,039
Fair value balance, end of year	$1,980,230	$1,822,102

The fair market value of all convertible debt as of December 31, 2025 was determined using the Monte Carlo simulation model which used the following assumptions:

Stock price	$0.0018
Expected dividend yield	0.00%
Expected stock price volatility	230.50 – 250.36%
Risk-free interest rate	3.48%
Expected term	0.48 – 1.04 years

The fair market value of all convertible debt as of March 31, 2026 was determined using the Monte Carlo simulation model which used the following assumptions:

Stock price	$0.001
Expected dividend yield	0.00%
Expected stock price volatility	250.18%
Risk-free interest rate	3.68%
Expected term	0.22 – 0.79 years

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

Recent Accounting Pronouncements

ASU 2023-09 – Income Taxes (Topic 740)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU aims to enhance the transparency and usefulness of income tax disclosures by requiring public business entities to provide more disaggregated information in the effective tax rate reconciliation and for income taxes paid. Key provisions include a requirement for tabular reconciliation using both percentages and amounts, broken out into specific categories, with certain reconciling items at or above a 5% quantitative threshold further disaggregated by nature and/or jurisdiction. Additionally, the ASU requires disclosure of income taxes paid (net of refunds received), disaggregated by federal, state/local, and foreign jurisdictions, and amounts paid to individual jurisdictions that comprise 5% or more of total income taxes paid. The ASU also eliminates certain existing disclosure requirements related to unrecognized tax benefits and cumulative unrecognized deferred tax liabilities. For public business entities, the amendments in ASU 2023-09 are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the three months ended March 31, 2026, the Company incurred a net loss of $735,313, had an accumulated deficit of $50,607,045 and a working capital deficit of $3,134,850. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $574,416 as of March 31, 2026 and $594,220 as of December 31, 2025. As of March 31, 2026 and December 31, 2025, approximately $501,000 and $26,000 of the balance was related to prepaid inventory to the Company’s suppliers and professional fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	March 31, 2026	December 31, 2025
Computer equipment	$56,746	$56,746
RAS system	7,468	7,433
Automobiles	94,298	94,298
Leasehold improvements	17,904	17,904
Total	176,416	176,381

Less: Accumulated depreciation	(76,617)	(70,231)
Fixed assets, net	$99,799	$106,150

For the three months ended March 31, 2026 and 2025, depreciation expense totaled approximately $6,400.

Note 6. Loans, Convertible Debt, and Derivative Liabilities

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

During the three months ended March 31, 2026, there were no payments to the note principal. As of March 31, 2026 and December 31, 2025, the outstanding balance on the notes was $55,500. As of March 31, 2026 and December 31, 2025, there was no derivative liability and warrant liability.

Debt with Third-Party Investors

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with a third-party lender and collateral agent providing for a term loan in the principal amount of $420,000, with total repayment of principal and interest of $596,400 and a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. In connection with the loan, the Company paid an administrative agent fee of $20,000, which was recorded as a debt discount and is being amortized over the term of the loan. For the three months ended March 31, 2026, the Company made no principal and interest payments. The outstanding balance on the loan was $266,000 as of March 31, 2026.

On January 28, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $149,650 with an original issue discount of $19,650 (the “January 2025 Convertible Note”). The January 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the January 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the January 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January 2025 Convertible Note. For the three months ended March 31, 2026, the Company made principal payments on the loan totaling $6,860 and no interest payments. The outstanding balance of on the loan was $53,312 as of March 31, 2026, compared to $60,172 as of December 31, 2025.

On August 25, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $169,500 with an original issue discount of $25,425 (the “August 2025 Convertible Note”). The August Convertible Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the August Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the August Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the August Convertible Note. For the three months ended March 31, 2026, the Company made no principal payments and interest payments of $8,628. The outstanding balance of on the note was $169,500 as of March 31, 2026 and December 31, 2025. Interest expense related to the loan $14,137 for the three months ended March 31, 2026.

On December 5, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $73,025 with an original issue discount of $9,525 (the “December 2025 Convertible Note”). The December 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $9,493 paid upon issuance and a maturity date of December 5, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the December 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the December 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance of on the note was $73,025 as of March 31, 2026 and December 31, 2025.

On September 16, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 16, 2025 Convertible Note”). The September 16, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 16, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 16, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 16, 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059 as of March 31, 2026 and December 31, 2025. Interest expense related to the loan $2,039 for the three months ended March 31, 2026.

On November 13, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $40,000 with an original issue discount of $6,000 (the “November 2025 Convertible Note”). The November 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $5,200 paid upon issuance and a maturity date of August 13, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the November 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the November 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the November 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $40,000 as of March 31, 2026 and December 31, 2025. Interest expense related to the loan $1,733 for the three months ended March 31, 2026.

On September 18, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 18, 2025 Convertible Note”). The September 18, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 18, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 18, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 18, 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059 as of March 31, 2026 and December 31, 2025. Interest expense related to the loan $2,039 for the three months ended March 31, 2026.

On March 10, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $57,500 (the “March 2026 Convertible Note”). The note was issued with an original issue discount of $7,500, resulting in net proceeds to the Company of $50,000. The note includes a one-time interest charge of $7,475 and has a maturity date of December 10, 2026. Upon the occurrence of an event of default, the note accrues interest at a rate of up to 24% per annum on the outstanding principal balance. The note may be prepaid in accordance with its terms and may also be convertible into shares of the Company’s common stock, subject to the provisions of the note agreement. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $57,500.

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

During the three months ended March 31, 2026, the Company made aggregate principal payments on the Private Placement Notes of $29,242 of which was paid through the issuance of an aggregate of 43,152,282 shares of common stock. The outstanding balance on the loan was $33,006 as of March 31, 2026, compared to $62,249 as of December 31, 2025.

Unaffiliated Note

On October 29, 2025, the Company entered into a promissory note agreement with an unaffiliated third-party lender for aggregate principal of $50,000. The note bears interest at a rate of 32% per annum and matures on July 29, 2026. The proceeds are for general working capital. Upon the occurrence of an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 25% of the then outstanding principal amount of the note. For the three months ended March 31, 2026, the Company made principal payments of $500 and no interest payments. The outstanding balance on the note was $41,419 as of March 31, 2026, compared to $41,919 as of December 31, 2025.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the three months ended March 31, 2026, the Company made no principal payments on the loan and interest payments of $1,222. The outstanding balance on the loan was $56,185 as of March 31, 2026, compared to $56,185 as of December 31, 2025.

Note 7. Stockholders’ Equity

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

During the three months ended March 31, 2026, the Company issued an aggregate of 43,152,282 shares of common stock to Quick Capital as partial conversion of $29,242 principal pursuant to the convertible promissory note.

During the three months ended March 31, 2026, the Company issued 9,910,149 shares of common stock to Diagonal as partial conversion of $6,860 principal pursuant to the convertible promissory note.

During the three months ended March 31, 2026, the Company issued an aggregate of 15,100,000 shares of common stock to Labrys Fund as conversion of $8,627 interest pursuant to the convertible promissory note.

Note 8. Options

The following table represents option activity for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2025	3,385	$2,000.00	2.81
Exercisable – December 31, 2025	3,352	$2,000.00	2.82	$-
Granted	-	$-
Forfeited	(30)	$-
Vested	3,322	$-
Outstanding – March 31, 2026	3,355	$2,000.00	2.56
Exercisable – March 31, 2026	3,322	$2,000.00	2.57	$-

Note 9. Warrants

The following table represents warrant activity for the three months ended March 31, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2025	13,423,969	$0.11	4.76
Exercisable – December 31, 2025	13,423,969	$0.11	4.76	$-
Granted	57,500,000	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding – March 31, 2026	70,923,969	$0.02	4.86
Exercisable – March 31, 2026	70,923,969	$0.02	4.86	$-

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

On September 16, 2025, in connection with the issuance of the $47,059 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 4,705,882, shares of common stock at an exercise price of $0.01 per share. The warrant was determined to be equity-classified under applicable accounting guidance. No value was allocated to the warrant at issuance, as its fair value was determined to be immaterial.

On September 18, 2025, in connection with the issuance of the $47,059 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 4,705,882, shares of common stock at an exercise price of $0.01 per share. The warrant was determined to be equity-classified under applicable accounting guidance. No value was allocated to the warrant at issuance, as its fair value was determined to be immaterial.

On November 13, 2025, in connection with the issuance of the $40,000 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 4,000,000, shares of common stock at an exercise price of $0.01 per share. The warrant was determined to be equity-classified under applicable accounting guidance. No value was allocated to the warrant at issuance, as its fair value was determined to be immaterial.

On March 10, 2026, in connection with the issuance of the $57,500 promissory note to a third-party investor, the Company issued a five-year warrant exercisable from the date of issuance to purchase 57,500,000, shares of common stock at an exercise price of $0.001 per share. The warrant was determined to be equity-classified under applicable accounting guidance. No value was allocated to the warrant at issuance, as its fair value was determined to be immaterial.

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $13,800 on the lease for the three months ended March 31, 2025. For the three months ended March 31, 2026, the Company paid $4,500 under this lease.

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

On March 4, 2026, the Company, through its subsidiary TOBC, filed an application with the Supreme Court of British Columbia seeking to set aside a February 23, 2026 order that terminated its lease and granted possession of the leased property to the landlords. The Company is seeking relief, including reinstatement of the lease, and contends that certain relevant facts were not presented to the Court at the original hearing. A hearing on the application was held on March 9, 2026, and the Court has reserved judgment.

On June 2, 2026, the Supreme Court of British Columbia dismissed the application filed by the Company’s subsidiary, TOBC, seeking reconsideration of the Court’s February 23, 2026 order terminating TOBC’s commercial lease and granting possession of the leased aquaculture facility to the landlords.

On June 24, 2026, TOBC filed a Notice of Appeal with the Court of Appeal for British Columbia seeking to overturn the June 2, 2026 judgment. Among other grounds, the appeal contends that the Supreme Court failed to address provisions of the parties’ lease agreement, including Paragraph 39(f), which the Company believes prohibited either party from commencing legal proceedings while the parties were engaged in the contractual mediation process. The Company contends that, at the time the landlords commenced their petition seeking termination of the lease, the parties were already participating in mediation pursuant to the lease agreement and that this contractual provision was neither presented to nor considered by the Court in rendering its decision. The Company further notes that, in its June 2, 2026 Reasons for Judgment, the Court acknowledged that TOBC’s January 2026 rent payment was made within the lease’s contractual grace period.

The appeal seeks, among other relief, an order setting aside the June 2, 2026 judgment and remitting the matter to the Supreme Court of British Columbia for a new hearing on the reconsideration application.

The appeal is in its preliminary stages, and no hearing date has been scheduled. The Company intends to pursue all available legal remedies. Because appellate proceedings are inherently uncertain, there can be no assurance that the appeal will be successful. Accordingly, the Company cannot predict the ultimate outcome of the appeal or reasonably estimate any potential loss, if any, related to this litigation.

Rental and equipment lease expenses were approximately $3,900 for related party and $4,500 for non-related party for the three months ended March 31, 2026. For the three months ended March 31, 2025, rental lease expenses was approximately $11,400 for related party and $16,500 for non-related party.

Note 11. Reverse Stock Split

On January 28, 2026, the Board of Directors approved a reverse split of the Company’s issued and outstanding common stock at a ratio of not less than one-for-one hundred (1:100) and not greater than one-for-ten thousand (1:10,000). The Company’s stockholders approved the reverse stock split on January 28, 2026.

As of March 31, 2026, the reverse stock split has not become effective. The Company has not yet filed the Certificate of Amendment with the Secretary of State of the State of Delaware, and no effective date has been established. Accordingly, the accompanying consolidated financial statements do not reflect the effects of the proposed reverse stock split.

Note 12. Subsequent Events

British Columbia Lawsuit

On June 2, 2026, the Supreme Court of British Columbia dismissed the application filed by the Company’s subsidiary, TOBC, seeking reconsideration of the Court’s February 23, 2026 order terminating TOBC’s commercial lease and granting possession of the leased aquaculture facility to the landlords.

On June 24, 2026, TOBC filed a Notice of Appeal with the Court of Appeal for British Columbia seeking to overturn the June 2, 2026 judgment. Among other grounds, the appeal contends that the Supreme Court failed to address provisions of the parties’ lease agreement, including Paragraph 39(f), which the Company believes prohibited either party from commencing legal proceedings while the parties were engaged in the contractual mediation process. The Company contends that, at the time the landlords commenced their petition seeking termination of the lease, the parties were already participating in mediation pursuant to the lease agreement and that this contractual provision was neither presented to nor considered by the Court in rendering its decision. The Company further notes that, in its June 2, 2026 Reasons for Judgment, the Court acknowledged that TOBC’s January 2026 rent payment was made within the lease’s contractual grace period.

The appeal seeks, among other relief, an order setting aside the June 2, 2026 judgment and remitting the matter to the Supreme Court of British Columbia for a new hearing on the reconsideration application.

The appeal is in its preliminary stages, and no hearing date has been scheduled. The Company intends to pursue all available legal remedies. Because appellate proceedings are inherently uncertain, there can be no assurance that the appeal will be successful. Accordingly, the Company cannot predict the ultimate outcome of the appeal or reasonably estimate any potential loss, if any, related to this litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following management’s discussion and analysis should be read in conjunction with the financial statements and the related notes thereto contained in this Quarterly Report. The management’s discussion and analysis contain forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on May 22, 2026, as updated in subsequent filings we have made with the SEC that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Three months ended March 31, 2026 and 2025

Net Revenue. Revenue for the three months ended March 31, 2026 decreased 74.0% to $250,259 as compared to $960,758 for the three months ended March 31, 2025 as a result of a decrease in poundage sold during the three months ended March 31, 2026.

Cost of Goods Sold. Cost of goods sold for the three months ended March 31, 2026 decreased to $241,512 as compared to $869,114 for the three months ended March 31, 2025. This decrease is attributable to the decrease in poundage sold in the cost of goods and the adjustment to inventory allowance during the three months ended March 31, 2026 compared to the three months ended March 31,2025.

Gross Profit. Gross profit for the three months ended March 31, 2026 decreased to $8,747 as compared to $91,644 in the three months March 31, 2025. This decrease is due to the adjustment to inventory allowance recorded during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Salaries and Wages Expense. Salaries and wages expense decreased to $182,877 for the three months ended March 31, 2026 as compared to $270,284 for the three months ended March 31, 2025. This decrease is mainly attributable to a reduction in the number of employees as of March 31, 2026.

Director Compensation. Director compensation was $138,012 for the three months end March 31, 2026 and 2025, resulting in no change compared to the prior-year period.

Depreciation and Amortization. Depreciation and amortization expense was $6,386 for the three months ended March 31, 2026 and 2025, resulting in no change compared to the prior-year period..

Other Operating Expense. Other operating expense decreased to $201,565 for the three months ended March 31, 2026 from $648,483 for the three months ended March 31, 2025. This decrease is mainly attributable to legal and professional expenses related to our business operations.

Other Income. Other income decreased for the three months ended March 31, 2026 to $1,280 from $6,615 for the three months ended March 31, 2025. This decrease is mainly attributable to other non-operating income recognized during the three months ended March 31, 2025.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities decreased to $0 for the three months ended March 31, 2026 from $14,090 for the three months ended March 31, 2025. This decrease is attributable to the fair value measurement for the derivative liability for the three months ended March 31, 2026.

Change in Fair Value of Convertible Notes. Change in fair value of convertible notes increased to a loss of $136,729 for the three months ended March 31, 2026 from $0 for the three months ended March 31, 2025. This increase is attributable to fair value measurement for convertible notes as of March 31, 2026.

Loss on Settlement of Debt. Loss on settlement of debt increased to $47,241 for the three months ended March 31, 2026 from $41,066 for the three months ended March 31, 2025. The increase is attributable to convertible note payments during the three months ended March 31, 2026.

Interest Expense. Interest expense decreased to $32,530 for the three months ended March 31, 2026 from $208,048 for the three months ended March 31, 2025. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $735,313 for the three months ended March 31, 2026 as compared to $1,199,930 for the three months ended March 31, 2025. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Liquidity and Capital Resources

The Company had cash of $16,948 as of March 31, 2026. At March 31, 2026, the Company had a working capital deficit of $3,134,850 and the Company’s primary sources of liquidity consisted of inventory of $355,572 and accounts receivable of $93,425.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the three months ended March 31, 2026 was $48,670 as compared to cash used in operating activities of $392,550 for the three months ended March 31, 2025. The decrease is primarily attributable to decrease in inventory of $88,842 and decrease in other current assets of $154,411, offset by the increase in receivable of $58,424 and decrease in payables and accruals of $223,037 for the three months ended March 31, 2026 compared with the three months ended March 31, 2025.

Cash (Used in) Investing Activities. Cash used in investing activities for the three months ended March 31, 2026 was $0 as compared to cash used in investing activities of $9,914 for the three months ended March 31, 2025. The decrease was mainly attributable to no purchases of fixed assets for the three months ended March 31, 2026 compared to the purchases of fixed assets for the three months ended March 31, 2025.

Cash Provided by Financing Activities. Cash provided by financing activities for the three months ended March 31, 2026 was $70,455 as compared to cash provided by financing activities of $80,167 for the three months ended March 31, 2025. The decrease is mainly attributable due to the decreased repayments of short-term loans and less proceeds from short-term loan during the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, there were no payments to the note principal. As of March 31, 2026 and December 31, 2025, the outstanding balance on the notes was $55,500.

Debt with Third-Party Investors

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with a third-party lender and collateral agent providing for a term loan in the principal amount of $420,000, with total repayment of principal and interest of $596,400 and a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. In connection with the loan, the Company paid an administrative agent fee of $20,000, which was recorded as a debt discount and is being amortized over the term of the loan. For the three months ended March 31, 2026, the Company made no principal and interest payments. The outstanding balance on the loan was $266,000 as of March 31, 2026.

On January 28, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $149,650 with an original issue discount of $19,650 (the “January 2025 Convertible Note”). The January 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the January 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the January 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January 2025 Convertible Note. For the three months ended March 31, 2026, the Company made principal payments on the loan totaling $6,860 and no interest payments. The outstanding balance of on the loan was $53,312 as of March 31, 2026.

On August 25, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $169,500 with an original issue discount of $25,425 (the “August 2025 Convertible Note”). The August Convertible Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the August Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the August Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the August Convertible Note. For the three months ended March 31, 2026, the Company made no principal payments and interest payments of $8,628. The outstanding balance of on the note was $169,500 as of March 31, 2026. Interest expense related to the loan $14,137 for the three months ended March 31, 2026.

On December 5, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $73,025 with an original issue discount of $9,525 (the “December 2025 Convertible Note”). The December 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $9,493 paid upon issuance and a maturity date of December 5, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the December 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the December 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance of on the note was $73,025 as of March 31, 2026.

On September 16, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 16, 2025 Convertible Note”). The September 16, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 16, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 16, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 16, 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059. Interest expense related to the loan $2,039 for the three months ended March 31, 2026.

On November 13, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $40,000 with an original issue discount of $6,000 (the “November 2025 Convertible Note”). The November 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $5,200 paid upon issuance and a maturity date of August 13, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the November 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the November 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the November 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $40,000. Interest expense related to the loan $1,733 for the three months ended March 31, 2026.

On September 18, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 18, 2025 Convertible Note”). The September 18, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 18, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 18, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 18, 2025 Convertible Note. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059. Interest expense related to the loan $2,039 for the three months ended March 31, 2026.

On March 10, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $57,500 (the “March 2026 Convertible Note”). The note was issued with an original issue discount of $7,500, resulting in net proceeds to the Company of $50,000. The note includes a one-time interest charge of $7,475 and has a maturity date of December 10, 2026. Upon the occurrence of an event of default, the note accrues interest at a rate of up to 24% per annum on the outstanding principal balance. The note may be prepaid in accordance with its terms and may also be convertible into shares of the Company’s common stock, subject to the provisions of the note agreement. For the three months ended March 31, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $57,500.

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

During the three months ended March 31, 2026, the Company made aggregate principal payments on the Private Placement Notes of $29,242 of which was paid through the issuance of an aggregate of 43,152,282 shares of common stock. The outstanding balance on the loan was $33,006 as of March 31, 2026.

Unaffiliated Note

On October 29, 2025, the Company entered into a promissory note agreement with an unaffiliated third-party lender for aggregate principal of $50,000. The note bears interest at a rate of 32% per annum and matures on July 29, 2026. The proceeds are for general working capital. Upon the occurrence of an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 25% of the then outstanding principal amount of the note. For the three months ended March 31, 2026, the Company made principal payments of $500 and no interest payments. The outstanding balance on the note was $41,419 as of March 31, 2026.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the three months ended March 31, 2026, the Company made no principal payments on the loan and interest payments of $1,222. The outstanding balance on the loan was $56,185 as of March 31, 2026.

The Company is evaluating potential opportunities to seek refunds, duty drawbacks, exclusions, and other recoveries related to tariffs paid on certain imported products and raw materials. The Company is currently gathering supporting documentation and assessing eligibility requirements under applicable laws and regulations.

While the Company believes it may be entitled to pursue certain recoveries, no claims have been submitted as of July 16, 2026, and the amount and timing of any potential recoveries remain uncertain. Accordingly, the Company has not recognized any assets or benefits related to potential tariff recoveries in its consolidated financial statements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2026, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended March 31, 2026, the Company issued an aggregate of 43,152,282 shares of common stock to Quick Capital as partial conversion of $29,242 principal pursuant to the convertible promissory note.

During the three months ended March 31, 2026, the Company issued 9,910,149 shares of common stock to Diagonal as partial conversion of $6,860 principal pursuant to the convertible promissory note.

During the three months ended March 31, 2026, the Company issued an aggregate of 15,100,000 shares of common stock to Labrys Fund as conversion of $8,627 interest pursuant to the convertible promissory note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

BLUE STAR FOODS CORP.

Dated: July 16, 2026	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Accounting Officer)

