Form 10-Q
period 2026-06-30
Blue Star Foods Corp.
filed 2026-07-31
CIK 1730773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

or

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

As of July 31, 2026, there were 171,880,101 shares of the registrant’s common stock outstanding.

BLUE STAR FOODS CORP.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Blue Star Foods Corp.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2026	DECEMBER 31, 2025
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,119	$14,436
Accounts receivable, net of allowances and credit losses of $25,141 and $24,117	31,561	55,091
Inventory, net	393,185	404,979
Other current assets	562,901	594,220
Advance to related party	90,489	91,925
Total Current Assets	1,089,255	1,160,651
FIXED ASSETS, net	93,241	106,150
RIGHT OF USE ASSET	39,452	50,097
OTHER ASSETS	66,093	69,336
TOTAL ASSETS	$1,288,041	$1,386,234
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payables	$771,957	$538,635
Accrued expenses	581,991	$355,283
Accrued compensation	480,000	480,000
Convertible notes, net of debt discounts	55,500	55,500
Convertible notes, at fair value	1,922,579	1,822,102
Current maturities of lease liabilities	38,993	39,577
Loan payable, net of non current portion	354,141	364,254
Other current liabilities	20,895	33,367
Total Current Liabilities	4,226,056	3,688,718
LONG-TERM LIABILITIES
Lease liability, net of current portion	459	10,520
Loan payable, net of current portion	34,631	43,498
TOTAL LIABILITIES	4,261,146	3,742,736
STOCKHOLDERS’ EQUITY
Series A Super-Voting Convertible Preferred Stock, $0.0001 par value; 5,000,000 shares authorized, 1,550,000 shares issued and outstanding as of June 30, 2026, and 1,000,000 shares issued and outstanding as of December 31, 2025	155	100
Common stock, $0.0001 par value, 500,000,000 shares authorized; 163,880,101 shares issued and outstanding as of June 30, 2026, and 91,631,956 shares issued and outstanding as of December 31, 2025	16,379	9,154
Additional paid-in capital	47,788,194	47,649,570
Accumulated other comprehensive loss	(29,185)	(67,171)
Accumulated deficit	(50,672,170)	(49,871,732)
Stock subscription receivable	(155)	(100)
Treasury stock, 151 shares as of June 30, 2026 and 151 shares as of December 31, 2025	(76,323)	(76,323)
TOTAL STOCKHOLDERS’ EQUITY	(2,973,105)	(2,356,502)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,288,041	$1,386,234

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025
REVENUE, NET	$532,417	$1,172,340	$782,676	$2,133,098

COST OF REVENUE	235,352	919,650	476,864	1,788,764

GROSS PROFIT	297,065	252,690	305,812	344,334

COMMISSIONS	-	460	-	460
SALARIES AND WAGES	184,948	333,226	367,825	603,510
DIRECTOR COMPENSATION	138,012	138,012	276,024	276,024
DEPRECIATION AND AMORTIZATION	6,385	6,932	12,771	13,318
OTHER OPERATING EXPENSES	122,289	267,935	323,854	916,418

LOSS FROM OPERATIONS	(154,569)	(493,875)	(674,662)	(1,465,396)

OTHER INCOME (EXPENSE)	52,662	(1,866)	53,942	4,749
CHANGE IN FAIR VALUE OF DERIVATIVE AND WARRANT LIABILITIES	-	15,846	-	29,936
CHANGE IN FAIR VALUE OF CONVERTIBLE NOTES	57,651	-	(79,078)	-
LOSS ON SETTLEMENT OF DEBT	-	-	(47,241)	(41,066)
INTEREST EXPENSE	(20,869)	(171,923)	(53,399)	(379,971)

NET LOSS	(65,125)	(651,818)	(800,438)	(1,851,748)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(65,125)	$(651,818)	$(800,438)	$(1,851,748)

COMPREHENSIVE LOSS:

CHANGE IN FOREIGN CURRENCY TRANSLATION ADJUSTMENT	57,419	(112,088)	37,986	(93,248)
				.
COMPREHENSIVE LOSS	$(7,706)	$(763,906)	$(762,452)	$(1,944,996)

Loss per common share:
Net loss per common share - basis and diluted	$(0.00)	$(0.04)	$(0.01)	$(0.12)
Weighted average common shares outstanding - basic and diluted	145,307,833	16,640,461	154,645,271	15,552,678

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Stock Subscription	Accumulated Other Comprehensive	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Income (Loss)	Stock	Equity
December 31, 2025	1,000,000	$100.00	91,631,956	$9,154	$47,649,570	$(49,871,732)	$(100)	$(67,171)	$(76,323)	$(2,356,502)
Stock based compensation	-	-	-	-	3,012	-		-	-	3,012
Common stock issued for service	-	-	4,085,714	409	32,591	-		-	-	33,000
Common stock issued for note payment	-	-	68,162,431	6,816	100,009	-		-	-	106,825
Series A Super-Voting Convertible Preferred Stock	550,000	55	-	-	-	-	(55)	-	-	-
Net Loss	-	-	-	-	-	(735,313)		-	-	(735,313)
Cumulative translation adjustment	-	-	-	-	-	-		(19,433)	-	(19,433)
March 31, 2026	1,550,000	155	163,880,101	16,379	47,785,182	(50,607,045)	(155)	(86,604)	(76,323)	$(2,968,411)
Stock based compensation	-	-	-	-	3,012	-	-	-	-	3,012
Common stock issued for service	-	-	-	-	-	-	-	-	-	-
Common stock issued for note payment	-	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	-	-	-	-	-	-
Common stock issued for loan commitment fees	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(65,125)	-	-	-	(65,125)
Cumulative translation adjustment	-	-	-	-	-	-	-	57,419	-	57,419
June 30, 2026	1,550,000	155	163,880,101	16,379	47,788,194	(50,672,170)	(155)	(29,185)	(76,323)	(2,973,105)

	Series A Preferred Stock $.0001 par value		Common Stock $.0001 par value		Additional Paid-in	Accumulated	Stock Subscription	Accumulated Other Comprehensive	Treasury	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Income (Loss)	Stock	(Deficit)
December 31, 2024	-	$-	9,837,374	$974	$46,167,697	$(46,289,219)	$-	$5,174	$(76,323)	$(191,697)
Stock based compensation	-	-	-	-	(5,627)	-	-	-	-	(5,627)
Common stock issued for service	-	-	302,762	30	32,970	-	-	-	-	33,000
Common stock issued for directors stock compensation			4,320,000	432	539,568					540,000
Common stock issued for note payment	-	-	1,444,585	145	147,676	-	-	-	-	147,821
Common stock issued for cash			350,000	35	19,915	-	-			19,950
Net Loss	-	-	-	-	-	(1,199,930)	-	-	-	(1,199,930)
Cumulative translation adjustment	-	-	-	-	-	-	-	18,840	-	18,840
March 31, 2025	-	$-	16,254,721	$1,616	$46,902,199	$(47,489,149)	$-	$24,014	$(76,323)	$(637,642)
Stock based compensation	-	-	-	-	3,147	-		-	-	3,147
Common stock issued for service	-	-	574,747	57	32,943	-		-	-	33,000
Net Loss	-	-	-	-	-	(651,818)		-	-	(651,818)
Cumulative translation adjustment	-	-	-	-	-	-		(112,088)	-	(112,088)
June 30, 2025	-	$-	16,829,468	$1,673	$46,938,289	$(48,140,967)		$(88,074)	$(76,323)	$(1,365,402)

The accompanying notes are an integral part of these unaudited consolidated financial statements

Blue Star Foods Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(800,438)	$(1,851,748)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	6,024	(2,480)
Common stock issued for service	33,000	66,000
Depreciation of fixed assets	12,771	13,318
Amortization of debt discounts	7,500	152,047
Allowance for inventory obsolescence	(149,171)	27,432
Loss on settlement of debt	47,241	40,166
Lease expense	10,645	15,031
Credit loss expense	710	(10,041)
Gain on revaluation of fair value of derivative and warrant liabilities	-	(29,936)
Loss on revaluation of fair value of convertible notes	79,078	-
Changes in operating assets and liabilities:
Accounts receivables	22,819	15,373
Inventories	160,965	171,333
Other current assets	32,752	544,222
Right of use liability	(10,645)	(15,031)
Other assets	3,246	(20,000)
Accounts payable and accruals	190,030	449,113
Accrued compensation	270,000	270,000
Customer refunds	-	(23,044)
Other current liabilities	(12,472)	-
Net Cash (Used in) Operating Activities	(95,945)	(188,245)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	-	(9,914)
Net Cash (Used in) Investing Activities	-	(9,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock offering	-	19,950
Proceeds from short-term loan	-	550,000
Proceeds from convertible debt	50,000	-
Repayments of short-term loan	5,318	(560,788)
Net Cash Provided by Financing Activities	55,318	9,162

Effect of Exchange Rate Changes on Cash	37,310	(91,881)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,317)	(280,878)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	14,436	326,854

CASH AND CASH EQUIVALENTS – END OF PERIOD	$11,119	$45,976

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,038	$113,729
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Common stock issued for partial settlement of note payable	106,825	147,821
Common stock issued for loan commitment fees	-	-
Derivative liability recognized on issuance of convertible note	-	-
Common stock issued for directors stock compensation	540,000	540,000
Stock compensation reclassified to related party receivable	60,000	-

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

Receivables are net of estimated allowances for doubtful accounts and sales return, allowances and discounts. They are stated at estimated net realizable value. As of June 30, 2026, the Company recorded allowances for sales returns and discounts of approximately $25,100. There was no allowance for bad debt recorded for the six months ended June 30, 2026. As of December 31, 2025, the Company recorded sales return and discounts of approximately $24,100 and refund liability of $23,500. There was no allowance for bad debt recorded for the year ended December 31, 2025.

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

The Company periodically reviews the value of items in inventory and records an allowance to reduce the carrying value of inventory to the lower of cost or net realizable value based on its assessment of market conditions, inventory turnover and current stock levels. For the six months ended June 30, 2026, the Company reduced its inventory allowance by $164,107, resulting in an inventory allowance of $367,448. For the year ended December 31, 2025, the Company recorded an inventory allowance in the amount of $516,619 which was charged to cost of goods sold.

The Company’s inventory as of June 30, 2026 and December 31, 2025 consists of:

	June 30, 2026	December 31, 2025

Inventory purchased for resale	$739,734	$873,475
Feeds and eggs processed	-	27,224
Raw materials for packaged seafood	20,899	20,899
Less: Inventory allowance	(367,448)	(516,619)
Inventory, net	$393,185	$404,979

Lease Accounting

The Company accounts for its leases under ASC 842, Leases, which requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2026. The Company’s leases generally have terms that range from three years for equipment and six to seven years for real property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and accounts for them as a lease.

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

Long-lived Assets

Management reviews long-lived assets, including finite-lived intangible assets, for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life on an undiscounted basis. If the evaluation indicates that the carrying value of the asset may not be recoverable, the potential impairment is measured using fair value. Fair value estimates are completed using a discounted cash flow analysis. Impairment losses for assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. No impairment was recognized for the six months ended June 30, 2026 and for the year ended December 31, 2025.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, debt obligations, derivative liabilities and warrant liabilities. The Company believes the carrying values of cash, accounts receivable, accounts payable and accrued expenses approximate their fair values because they are short term in nature or payable on demand. The Company elected to account for certain convertible promissory notes at fair value, with the entire instrument measured at fair value on a recurring basis rather than separately accounting for embedded conversion features. The Company had convertible debt measured at fair value as of June 30, 2026 and December 31, 2025.

	Level 3 Fair Value
	As of June 30, 2026	As of December 31, 2025
Liabilities
Fair value of convertible debt	$1,922,579	$1,822,102
Total	$1,922,579	$1,822,102

The table below presents the change in the fair value of the convertible note payable for the six months ended June 30, 2026 and year ended December 31, 2025:

	June 30, 2026	December 31, 2025

Fair value balance, beginning of year	$1,822,102	$-
Issuance of convertible note payable	21,399	499,063
Change in fair value	79,078	1,323,039
Fair value balance, end of year	$1,922,579	$1,822,102

The fair market value of all convertible debt as of December 31, 2025 was determined using the Monte Carlo simulation model which used the following assumptions:

Stock price	$0.0018
Expected dividend yield	0.00%
Expected stock price volatility	230.50 – 250.36%
Risk-free interest rate	3.48%
Expected term	0.48 – 1.04 years

The fair market value of all convertible debt as of June 30, 2026 was determined using the Monte Carlo simulation model which used the following assumptions:

Stock price	$0.001
Expected dividend yield	0.00%
Expected stock price volatility	245.42 – 248.42%
Risk-free interest rate	0.04%
Expected term	0.13 – 0.53 years

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

Note 3. Going Concern

The accompanying consolidated financial statements and notes have been prepared assuming the Company will continue as a going concern. For the six months ended June 30, 2026, the Company incurred a net loss of $800,438, had an accumulated deficit of $50,672,170 and a working capital deficit of $3,136,801. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, execute on its business plan to acquire complimentary companies, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Other Current Assets

Other current assets totaled $562,901 as of June 30, 2026 and $594,220 as of December 31, 2025. As of June 30, 2026 and December 31, 2025, approximately $501,000 and $26,000 of the balance was related to prepaid inventory to the Company’s suppliers and professional fees, respectively. The remainder of the balance was related to prepaid insurance and other prepaid expenses.

Note 5. Fixed Assets, Net

Fixed assets comprised the following:

	June 30, 2026	December 31, 2025
Computer equipment	$56,746	$56,746
RAS system	7,295	7,433
Automobiles	94,298	94,298
Leasehold improvements	17,904	17,904
Total	176,243	176,381

Less: Accumulated depreciation	(83,002)	(70,231)
Fixed assets, net	$93,241	$106,150

For the six months ended June 30, 2026, depreciation expense totaled approximately $12,800.

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

During the six months ended June 30, 2026, there were no payments to the note principal. As of June 30, 2026 and December 31, 2025, the outstanding balance on the notes was $55,500. As of June 30, 2026 and December 31, 2025, there was no derivative liability and warrant liability.

Debt with Third-Party Investors

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with a third-party lender and collateral agent providing for a term loan in the principal amount of $420,000, with total repayment of principal and interest of $596,400 and a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. In connection with the loan, the Company paid an administrative agent fee of $20,000, which was recorded as a debt discount and is being amortized over the term of the loan. For the six months ended June 30, 2026, the Company made no principal and interest payments. The outstanding balance on the loan was $266,000 as of June 30, 2026.

On January 28, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $149,650 with an original issue discount of $19,650 (the “January 2025 Convertible Note”). The January 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the January 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the January 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January 2025 Convertible Note. For the six months ended June 30, 2026, the Company made principal payments on the loan totaling $6,860 and no interest payments. The outstanding balance of on the loan was $53,312 as of June 30, 2026, compared to $60,172 as of December 31, 2025.

On August 25, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $169,500 with an original issue discount of $25,425 (the “August 2025 Convertible Note”). The August Convertible Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the August Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the August Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the August Convertible Note. For the six months ended June 30, 2026, the Company made principal payments of $0 and interest payments of $8,628. The outstanding balance of on the note was $169,500 as of June 30, 2026 and December 31, 2025. Interest expense related to the loan $14,137 for the six months ended June 30, 2026.

On December 5, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $73,025 with an original issue discount of $9,525 (the “December 2025 Convertible Note”). The December 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $9,493 paid upon issuance and a maturity date of December 5, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the December 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the December 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance of on the note was $73,025 as of June 30, 2026 and December 31, 2025.

On September 16, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 16, 2025 Convertible Note”). The September 16, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 16, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 16, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 16, 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059 as of June 30, 2026 and December 31, 2025. Interest expense related to the loan $4,078 for the six months ended June 30, 2026.

On November 13, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $40,000 with an original issue discount of $6,000 (the “November 2025 Convertible Note”). The November 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $5,200 paid upon issuance and a maturity date of August 13, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the November 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the November 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the November 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $40,000 as of June 30, 2026 and December 31, 2025. Interest expense related to the loan $3,466 for the six months ended June 30, 2026.

On September 18, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 18, 2025 Convertible Note”). The September 18, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 18, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 18, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 18, 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059 as of June 30, 2026 and December 31, 2025. Interest expense related to the loan $4,078 for the six months ended June 30, 2026.

On March 10, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $57,500 (the “March 2026 Convertible Note”). The note was issued with an original issue discount of $7,500, resulting in net proceeds to the Company of $50,000. The note includes a one-time interest charge of $7,475 and has a maturity date of December 10, 2026. Upon the occurrence of an event of default, the note accrues interest at a rate of up to 24% per annum on the outstanding principal balance. The note may be prepaid in accordance with its terms and may also be convertible into shares of the Company’s common stock, subject to the provisions of the note agreement. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $57,500. Interest expense related to the loan $2,491 for the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, the Company made aggregate principal payments on the Private Placement Notes of $29,242 of which was paid through the issuance of an aggregate of 43,152,282 shares of common stock. The outstanding balance on the loan was $33,006 as of June 30, 2026, compared to $62,249 as of December 31, 2025.

Unaffiliated Note

On October 29, 2025, the Company entered into a promissory note agreement with an unaffiliated third-party lender for aggregate principal of $50,000. The note bears interest at a rate of 32% per annum and matures on July 29, 2026. The proceeds are for general working capital. Upon the occurrence of an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 25% of the then outstanding principal amount of the note. For the six months ended June 30, 2026, the Company made principal payments of $10,464 and interest payments of $3,728. The outstanding balance on the note was $31,454 as of June 30, 2026, compared to $41,919 as of December 31, 2025.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the six months ended June 30, 2026, the Company made principal payments of $7,701 on the loan and interest payments of $2,449. The outstanding balance on the loan was $48,484 as of June 30, 2026, compared to $56,185 as of December 31, 2025.

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

During the six months ended June 30, 2026, the Company issued an aggregate of 43,152,282 shares of common stock to Quick Capital as partial conversion of $29,242 principal pursuant to the convertible promissory note.

During the six months ended June 30, 2026, the Company issued 9,910,149 shares of common stock to Diagonal as partial conversion of $6,860 principal pursuant to the convertible promissory note.

During the six months ended June 30, 2026, the Company issued an aggregate of 15,100,000 shares of common stock to Labrys Fund as conversion of $8,627 interest pursuant to the convertible promissory note.

Note 8. Options

The following table represents option activity for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2025	3,385	$2,000.00	2.81
Exercisable – December 31, 2025	3,352	$2,000.00	2.82	$-
Granted	-	$-
Forfeited	(30)	$-
Vested	3,325	$-
Outstanding – June 30, 2026	3,355	$2,000.00	2.31
Exercisable – June 30, 2026	3,325	$2,000.00	2.32	$-

Note 9. Warrants

The following table represents warrant activity for the six months ended June 30, 2026:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2025	13,423,969	$0.11	4.76
Exercisable – December 31, 2025	13,423,969	$0.11	4.76	$-
Granted	57,500,000	$-
Exercised	-	$-
Forfeited or Expired	-	$-
Outstanding – June 30, 2026	70,923,969	$0.02	4.61
Exercisable – June 30, 2026	70,923,969	$0.02	4.61	$-

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

Note 10. Commitment and Contingencies

Office lease

On January 1, 2022, the Company entered into a verbal month-to-month lease agreement for its executive offices with an unrelated third party and paid $25,800 on the lease for the six months ended June 30, 2025. For the six months ended June 30, 2026, the Company paid $9,000 under this lease.

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

Rental and equipment lease expenses were approximately $3,900 for related party and $19,500 for non-related party for the six months ended June 30, 2026. For the six months ended June 30, 2025, rental lease expenses was approximately $22,900 for related party and $38,200 for non-related party.

Note 11. Reverse Stock Split

On January 28, 2026, the Board of Directors approved a reverse split of the Company’s issued and outstanding common stock at a ratio of not less than one-for-one hundred (1:100) and not greater than one-for-ten thousand (1:10,000). The Company’s stockholders approved the reverse stock split on January 28, 2026.

As of June 30, 2026, the reverse stock split has not become effective. The Company has not yet filed the Certificate of Amendment with the Secretary of State of the State of Delaware, and no effective date has been established. Accordingly, the accompanying consolidated financial statements do not reflect the effects of the proposed reverse stock split.

Note 12. Subsequent Events

Note issuances

On July 17, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $30,000 (the “July 2026 Convertible Note”). The note was issued with an original issue discount of $5,000, resulting in net proceeds to the Company of $25,000. The note includes a one-time interest charge of $4,500 and has a maturity date of April 17, 2027. Upon the occurrence of an event of default, the note accrues interest at a rate of up to 24% per annum on the outstanding principal balance. The note may be prepaid in accordance with its terms and may also be convertible into shares of the Company’s common stock, subject to the provisions of the note agreement.

Shares issuances

On July 16, 2026, the Company issued 8,000,000 shares of common stock to a third-party investor as conversion of $4,680 principal pursuant to the convertible promissory note.

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

Three months ended June 30, 2026 and 2025

Net Revenue. Revenue for the three months ended June 30, 2026 decreased 54.6% to $532,417 as compared to $1,172,340 for the three months ended June 30, 2025 as a result of a decrease in poundage sold during the three months ended June 30, 2026.

Cost of Goods Sold. Cost of goods sold for the three months ended June 30, 2026 decreased to $235,352 as compared to $919,650 for the three months ended June 30, 2025. This decrease is attributable to the decrease in poundage sold in the cost of goods and the adjustment to inventory allowance during the three months ended June 30, 2026 compared to the three months ended June 30,2025.

Gross Profit. Gross profit for the three months ended June 30, 2026 increased to $297,065 as compared to $252,690 in the three months June 30, 2025. This increase is due to the decrease in cost of goods sold exceeded the decrease in revenue, resulting in an improvement in gross margin for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Commissions. Commissions expense decreased to $0 for the three months ended June 30, 2026 as compared to $460 for the three months ended June 30, 2025. This decrease is mainly attributable to no commissionable sales as of June 30, 2026.

Salaries and Wages Expense. Salaries and wages expense decreased to $184,948 for the three months ended June 30, 2026 as compared to $333,226 for the three months ended June 30, 2025. This decrease is mainly attributable to a reduction in the number of employees as of June 30, 2026.

Director Compensation. Director compensation was $138,012 for the three months end June 30, 2026 and 2025, resulting in no change compared to the prior-year period.

Depreciation and Amortization. Depreciation and amortization expense was $6,385 for the three months ended June 30, 2026 and as compared to $6,932 for the three months ended June 30, 2025. This decrease is mainly attributable to the foreign exchange on the depreciation for TOBC.

Other Operating Expense. Other operating expense decreased to $122,289 for the three months ended June 30, 2026 from $267,935 for the three months ended June 30, 2025. This decrease is mainly attributable to legal and professional expenses related to our business operations.

Other Income. Other income increased for the three months ended June 30, 2026 to $52,662 from an expense balance of $1,866 for the three months ended June 30, 2025. This increase is mainly attributable to the recognition of funds received under the Employee Retention Tax Credit (“ERTC”) program during the three months ended June 30, 2026.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities decreased to $0 for the three months ended June 30, 2026 from $15,846 for the three months ended June 30, 2025. This decrease is attributable to the fair value measurement for the derivative liability for the three months ended June 30, 2026.

Change in Fair Value of Convertible Notes. Change in fair value of convertible notes increased to a loss of $57,651 for the three months ended June 30, 2026 from $0 for the three months ended June 30, 2025. This increase is attributable to fair value measurement for convertible notes as of June 30, 2026.

Loss on Settlement of Debt. Loss on settlement of debt was $0 for the three months ended June 30, 2026 and 2025, resulting in no change compared to the prior-year period.

Interest Expense. Interest expense decreased to $20,869 for the three months ended June 30, 2026 from $171,923 for the three months ended June 30, 2025. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $65,125 for the three months ended June 30, 2026 as compared to $651,818 for the three months ended June 30, 2025. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Six months ended June 30, 2026 and 2025

Net Revenue. Revenue for the six months ended June 30, 2026 decreased 63.3% to $782,676 as compared to $2,133,098 for the six months ended June 30, 2025 as a result of a decrease in poundage sold during the six months ended June 30, 2026.

Cost of Goods Sold. Cost of goods sold for the six months ended June 30, 2026 decreased to $476,864 as compared to $1,788,764 for the six months ended June 30, 2025. This decrease is attributable to the decrease in poundage sold in the cost of goods and the adjustment to inventory allowance during the six months ended June 30, 2026 compared to the six months ended June 30,2025.

Gross Profit. Gross profit for the six months ended June 30, 2026 decreased to $305,812 as compared to $344,334 in the six months June 30, 2025. This decrease is due to the adjustment to inventory allowance recorded during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Commissions. Commissions expense decreased to $0 for the six months ended June 30, 2026 as compared to $460 for the six months ended June 30, 2025. This decrease is mainly attributable to no commissionable sales as of June 30, 2026.

Salaries and Wages Expense. Salaries and wages expense decreased to $367,825 for the six months ended June 30, 2026 as compared to $603,510 for the six months ended June 30, 2025. This decrease is mainly attributable to a reduction in the number of employees as of June 30, 2026.

Director Compensation. Director compensation was $276,024 for the six months ended June 30, 2026 and 2025, resulting in no change compared to the prior-year period.

Depreciation and Amortization. Depreciation and amortization expense was $12,771 for the six months ended June 30, 2026 and as compared to $13,318 for the six months ended June 30, 2025. This decrease is mainly attributable to the foreign exchange on the depreciation for TOBC.

Other Operating Expense. Other operating expense decreased to $323,854 for the six months ended June 30, 2026 from $916,418 for the six months ended June 30, 2025. This decrease is mainly attributable to legal and professional expenses related to our business operations.

Other Income. Other income increased for the six months ended June 30, 2026 to $53,942 from $4,749 for the six months ended June 30, 2025. This increase is mainly attributable to the recognition of funds received under the Employee Retention Tax Credit (“ERTC”) program during the six months ended June 30, 2026.

Change in Fair Value of Derivatives and Warrants Liabilities. Change in fair value of derivatives and warrants liabilities decreased to $0 for the six months ended June 30, 2026 from $29,936 for the six months ended June 30, 2025. This decrease is attributable to the fair value measurement for the derivative liability for the six months ended June 30, 2026.

Change in Fair Value of Convertible Notes. Change in fair value of convertible notes increased to a loss of $79,078 for the six months ended June 30, 2026 from $0 for the six months ended June 30, 2025. This increase is attributable to fair value measurement for convertible notes as of June 30, 2026.

Loss on Settlement of Debt. Loss on settlement of debt increased to $47,241 for the six months ended June 30, 2026 and 2025 from $41,066 for the six months ended June 30, 2025, resulting in no change compared to the prior-year period.

Interest Expense. Interest expense decreased to $53,399 for the six months ended June 30, 2026 from $379,971 for the six months ended June 30, 2025. The decrease is attributable to the decrease in amortization of debt discount and interest paid and accrued on the notes.

Net Loss. Net loss was $800,438 for the six months ended June 30, 2026 as compared to $1,851,748 for the six months ended June 30, 2025. The decrease in net loss is primarily attributable to the change in fair value of derivative and warrant liabilities and the interest expense.

Liquidity and Capital Resources

The Company had cash of $11,119 as of June 30, 2026. At June 30, 2026, the Company had a working capital deficit of $3,136,801 and the Company’s primary sources of liquidity consisted of inventory of $393,185 and accounts receivable of $31,561.

The Company has historically financed its operations through the cash flow generated from operations, capital investment, notes payable and a working capital line of credit.

Cash (Used in) Operating Activities. Cash used in operating activities during the six months ended June 30, 2026 was $95,945 as compared to cash used in operating activities of $188,245 for the six months ended June 30, 2025. The decrease is primarily attributable to decrease in inventory of $10,369 and decrease in other current assets of $511,467, offset by the increase in receivable of $7,445 and decrease in payables and accruals of $259,082 for the six months ended June 30, 2026 compared with the six months ended June 30, 2025.

Cash (Used in) Investing Activities. Cash used in investing activities for the six months ended June 30, 2026 was $0 as compared to cash used in investing activities of $9,914 for the six months ended June 30, 2025. The decrease was mainly attributable to no purchases of fixed assets for the six months ended June 30, 2026 compared to the purchases of fixed assets for the six months ended June 30, 2025.

Cash Provided by Financing Activities. Cash provided by financing activities for the six months ended June 30, 2026 was $55,318 as compared to cash provided by financing activities of $9,162 for the six months ended June 30, 2025. The decrease is mainly attributable due to the decreased repayments of short-term loans and less proceeds from short-term loan during the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, there were no payments to the note principal. As of June 30, 2026 and December 31, 2025, the outstanding balance on the notes was $55,500.

Debt with Third-Party Investors

On January 28, 2025, the Company entered into a subordinated business loan and security agreement with a third-party lender and collateral agent providing for a term loan in the principal amount of $420,000, with total repayment of principal and interest of $596,400 and a maturity date of August 15, 2025. Commencing February 7, 2025, the Company is required to make weekly payments of $21,300 until the maturity date. The loan may be prepaid subject to a prepayment fee. In connection with the loan, the Company paid an administrative agent fee of $20,000, which was recorded as a debt discount and is being amortized over the term of the loan. For the six months ended June 30, 2026, the Company made no principal and interest payments. The outstanding balance on the loan was $266,000 as of June 30, 2026.

On January 28, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $149,650 with an original issue discount of $19,650 (the “January 2025 Convertible Note”). The January 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $19,454 paid upon issuance and a maturity date of October 30, 2025. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the January 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the January 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company may not, without written consent, sell, lease, or otherwise dispose of any significant portion of its assets except in the ordinary course of business. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the January 2025 Convertible Note. For the six months ended June 30, 2026, the Company made principal payments on the loan totaling $6,860 and no interest payments. The outstanding balance of on the loan was $53,312 as of June 30, 2026.

On August 25, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $169,500 with an original issue discount of $25,425 (the “August 2025 Convertible Note”). The August Convertible Note has an interest rate of 13% with a one-time interest payment of $22,035 paid upon issuance and a maturity date of August 25, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the August Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the August Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the August Convertible Note. For the six months ended June 30, 2026, the Company made principal payments of $0 and interest payments of $8,628. The outstanding balance of on the note was $169,500 as of June 30, 2026. Interest expense related to the loan $14,137 for the six months ended June 30, 2026.

On December 5, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $73,025 with an original issue discount of $9,525 (the “December 2025 Convertible Note”). The December 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $9,493 paid upon issuance and a maturity date of December 5, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the December 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 22% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the December 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 75% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the December 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance of on the note was $73,025 as of June 30, 2026.

On September 16, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 16, 2025 Convertible Note”). The September 16, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 16, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 16, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 16, 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059. Interest expense related to the loan $4,078 for the six months ended June 30, 2026.

On November 13, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $40,000 with an original issue discount of $6,000 (the “November 2025 Convertible Note”). The November 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $5,200 paid upon issuance and a maturity date of August 13, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the November 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the November 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the November 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $40,000. Interest expense related to the loan $3,466 for the six months ended June 30, 2026.

On September 18, 2025, the Company issued a convertible promissory note to a third-party investor in the principal amount of $47,059 with an original issue discount of $7,059 (the “September 18, 2025 Convertible Note”). The September 18, 2025 Convertible Note has an interest rate of 13% with a one-time interest payment of $6,118 paid upon issuance and a maturity date of June 16, 2026. The proceeds from the issuance were used for general working capital purposes. Upon the occurrence of an event of default as described in the September 18, 2025 Convertible Note, the note will become immediately due and payable at a default interest rate of 24% of the then outstanding principal amount of the note. Additionally, the third-party investor will have the right to convert all or any part of the outstanding and unpaid amount of the September 18, 2025 Convertible Note into shares of the Company’s common stock at a conversion price of 65% of the market price as described in the note. The Company will reserve a sufficient number of shares to provide for the issuance of shares upon the full conversion of the September 18, 2025 Convertible Note. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $47,059. Interest expense related to the loan $4,078 for the six months ended June 30, 2026.

On March 10, 2026, the Company issued a convertible promissory note to a third-party investor in the principal amount of $57,500 (the “March 2026 Convertible Note”). The note was issued with an original issue discount of $7,500, resulting in net proceeds to the Company of $50,000. The note includes a one-time interest charge of $7,475 and has a maturity date of December 10, 2026. Upon the occurrence of an event of default, the note accrues interest at a rate of up to 24% per annum on the outstanding principal balance. The note may be prepaid in accordance with its terms and may also be convertible into shares of the Company’s common stock, subject to the provisions of the note agreement. For the six months ended June 30, 2026, the Company made no principal and interest payments on the note. The outstanding balance on the note was $57,500. Interest expense related to the loan $2,491 for the six months ended June 30, 2026.

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

During the six months ended June 30, 2026, the Company made aggregate principal payments on the Private Placement Notes of $29,242 of which was paid through the issuance of an aggregate of 43,152,282 shares of common stock. The outstanding balance on the loan was $33,006 as of June 30, 2026.

Unaffiliated Note

On October 29, 2025, the Company entered into a promissory note agreement with an unaffiliated third-party lender for aggregate principal of $50,000. The note bears interest at a rate of 32% per annum and matures on July 29, 2026. The proceeds are for general working capital. Upon the occurrence of an event of default as described in the note, the note will become immediately due and payable at a default interest rate of 25% of the then outstanding principal amount of the note. For the six months ended June 30, 2026, the Company made principal payments of $10,464 and interest payments of $3,728. The outstanding balance on the note was $31,454 as of June 30, 2026.

Vehicle Loan

On December 7, 2024, the Company entered into a financing loan in connection with the purchase of a company vehicle. The loan has a principal amount of $69,299, bears interest at an annual rate of 9.34%, and is repayable in monthly installments of $1,450, including principal and interest, over a term of 60 months. For the six months ended June 30, 2026, the Company made principal payments of $7,701 on the loan and interest payments of $2,449. The outstanding balance on the loan was $48,484 as of June 30, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2026, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation our principal executive officer and principal financial officer have concluded that based on the material weaknesses discussed below our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

During the six months ended June 30, 2026, the Company issued an aggregate of 43,152,282 shares of common stock to Quick Capital as partial conversion of $29,242 principal pursuant to the convertible promissory note.

During the six months ended June 30, 2026, the Company issued 9,910,149 shares of common stock to Diagonal as partial conversion of $6,860 principal pursuant to the convertible promissory note.

During the six months ended June 30, 2026, the Company issued an aggregate of 15,100,000 shares of common stock to Labrys Fund as conversion of $8,627 interest pursuant to the convertible promissory note.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangements as defined in Item 408(a) of Regulation S-K.

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

BLUE STAR FOODS CORP.

Dated: July 31, 2026	By:	/s/ John Keeler
	Name:	John Keeler
	Title:	Executive Chairman and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Accounting Officer)

